Form 10-Q
period 2024-06-30
Monroe Federal Bancorp, Inc.
filed 2024-09-23
CIK 2024899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 333-280165

Monroe Federal Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	99-3587922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

24 East Main Street, Tipp City, Ohio	45371
(Address of Principal Executive Offices)	(Zip Code)

(937) 667-8461

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   YES  ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒

No shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September 23, 2024.

Monroe Federal Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Monroe Federal Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on May 21, 2024, to serve as the savings and loan holding company for Monroe Federal Savings and Loan Association (“Monroe Federal” or the “Association”) upon the consummation of the Association’s conversion from the mutual form of organization to the stock form of organization. As of June 30, 2024, the conversion had not yet been consummated, and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements and related notes and the other financial information contained in this report relate primarily to the Association.

The unaudited financial statements and other financial information contained in this report should be read in conjunction with the Association’s audited financial statements and related notes as of and for each of the years ended March 31, 2024 and 2023, contained in the Company’s definitive prospectus dated August 9, 2024, filed with the Securities and Exchange Commission.

Part I — Financial Information

Item 1. Financial Statements

MONROE FEDERAL SAVINGS & LOAN ASSOCIATION

Condensed Balance Sheets

(Unaudited)

	June 30,	March 31,
	2024	2024
Assets
Cash and due from banks	$1,168,835	$2,981,089
Interest-bearing deposits in other financial institutions	158,543	7,529,609
Federal funds sold	556,000	107,000
Cash and cash equivalents	1,883,378	10,617,698

Available-for-sale securities	24,609,617	25,181,361
Loans receivable	109,817,423	108,724,627
Allowance for credit losses	(870,818)	(855,455)
Net loans	108,946,605	107,869,172

Premises and equipment	5,288,699	5,339,998
Restricted stock	607,900	515,000
Bank owned life insurance	3,518,217	3,491,015
Accrued interest receivable	474,864	483,027
Deferred federal income taxes	1,329,877	1,328,523
Other assets	816,061	511,468
Total assets	$147,475,218	$155,337,262

Liabilities and Equity
Liabilities
Deposits
Demand	$42,481,297	$48,459,382
Savings and money market	48,323,964	51,227,399
Time	38,498,450	42,405,531
Total deposits	129,303,711	142,092,312
Advances from the Federal Home Loan Bank	7,600,000	3,000,000
Advances by borrowers for taxes and insurance	555,117	329,730
Directors plan liability	778,182	762,416
Accrued interest payable and other liabilities	898,905	588,099
Total liabilities	139,135,915	146,772,557

Equity
Retained earnings	12,801,872	12,917,702
Accumulated other comprehensive loss	(4,462,569)	(4,352,997)
Total equity	8,339,303	8,564,705
Total liabilities and equity	$147,475,218	$155,337,262

The accompanying notes are an integral part of these condensed financial statements.

MONROE FEDERAL SAVINGS & LOAN ASSOCIATION.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2024	2023
Interest income
Loans	$1,275,644	$1,215,627
Investment securities	124,874	136,859
Interest-bearing deposits and other	88,406	45,540

Total interest income	1,488,924	1,398,026

Interest expense
Deposits	466,112	321,725
Borrowings	40,901	109,411

Total interest expense	507,013	431,136

Net interest income	981,911	966,890

Provision for credit losses	31,949	—

Net interest income after provision for credit losses	949,962	966,890

Noninterest income
Service fees on deposits	46,509	44,202
Late charges and fees on loans	1,682	2,602
Loan servicing fees	4,059	3,520
Increase in cash surrender value of bank owned life insurance	27,202	24,208
Other income	8,694	12,205

Total noninterest income	88,146	86,737

Noninterest expense
Salaries and employee benefits	551,741	525,130
Directors fees	30,500	29,700
Occupancy and equipment	142,389	132,465
Data processing fees	124,647	129,287
Franchise taxes	16,916	24,750
FDIC insurance premiums	25,643	17,301
Professional services	173,109	42,359
Advertising	25,890	27,916
Other	105,913	116,403

Total noninterest expense	1,196,748	1,045,311

Income (Loss) before income taxes	(158,640)	8,316

Provision (benefit) for income taxes	(42,810)	(11,369)

Net income (loss)	$(115,830)	$19,685

The accompanying notes are an integral part of these condensed financial statements.

MONROE FEDERAL SAVINGS LOAN ASSOCIATION

Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	June 30,
	2024	2023
Net (loss) income	$(115,830)	$19,685

Other comprehensive income (loss):
Net unrealized losses on available-for-sale securities	(138,699)	(470,712)

Tax benefit	29,127	98,849

Other comprehensive loss	(109,572)	(371,863)

Comprehensive loss	$(225,402)	$(352,178)

The accompanying notes are an integral part of these condensed financial statements.

MONROE FEDERAL SAVINGS & LOAN ASSOCIATION

Condensed Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance at April 1, 2023	$13,143,241	$(4,357,666)	$8,785,575

Effect of change in accounting principle - ASC 326	(285,308)		(285,308)

Net income	19,685	—	19,685

Other comprehensive loss	—	(371,863)	(371,863)

Balance at June 30, 2023	$12,877,618	$(4,729,530)	$8,148,089

Balance at April 1, 2024	$12,917,702	$(4,352,997)	$8,564,705

Net Loss	(115,830)	—	(115,830)

Other comprehensive loss	—	(109,572)	(109,572)

Balance at June 30, 2024	$12,801,872	$(4,462,569)	$8,339,303

The accompanying notes are an integral part of these condensed financial statements.

MONROE FEDERAL SAVINGS & LOAN ASSOCIATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2024	2023
Operating Activities
Net (loss) income	$(115,830)	$19,685
Items not requiring (providing) cash:
Depreciation and amortization	64,070	62,969
Amortization of premiums and discounts	39,668	45,204
Amortization of deferred loan fees	(9,566)	(22,877)
Provision (Benefit) for deferred income taxes	27,773	(21,538)
Provision for credit losses	31,949	—
Increase in cash surrender value of bank owned life insurance	(27,202)	(24,208)
Changes in:
Accrued interest receivable	8,163	(1,929)
Other assets	(304,593)	58,970
Accrued interest payable and other liabilities	308,663	(467,100)

Net cash provided by (used in) operating activities	23,095	(350,824)

Investing Activities
Proceeds from calls, maturities and paydowns of available-for-sale securities	393,377	706,207
Net change in loans	(1,081,907)	(3,440,984)
Purchase of premises and equipment	(12,771)	(45,303)
Purchase of restricted stock	(92,900)	—
Proceeds from redemption of restricted stock	—	119,000

Net cash used in investing activities	(794,201)	(2,661,080)

Financing Activities
Net (decrease) increase in deposit accounts	(12,788,601)	8,195,552
Net decrease in federal funds purchased	—	(865,000)
Proceeds from Federal Home Loan Bank advances	4,600,000	4,750,000
Repayment of Federal Home Loan Bank advances	—	(9,000,000)
Increase in advances from borrowers for taxes and insurance	225,387	139,526

Net cash (used in) provided by financing activities	(7,963,214)	3,220,078

(Decrease) Increase in Cash and Cash Equivalents	(8,734,320)	208,174

Cash and Cash Equivalents, Beginning of Period	10,617,698	2,927,788

Cash and Cash Equivalents, End of Period	$1,883,378	$3,135,962

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$503,870	$453,944
Income taxes paid (refunds)	—	—

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to assets acquired through foreclosure	$—	$12,481

The accompanying notes are an integral part of these condensed financial statements.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Monroe Federal Savings and Loan Association (the “Company”) is a federally chartered mutual thrift engaged primarily in the business of providing a variety of deposit and lending services to individual customers in western Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgages, commercial, home equity lines of credit and installment loans. Its operations are conducted through its four office locations in Tipp City, Vandalia and Dayton, Ohio. The Company faces competition from other financial institutions and is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The financial statements included herein as of June 30, 2024, and for the interim three-month periods ended June 30, 2024 and 2023 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the financial statements.

The accompanying unaudited financial statements and related notes should be read in conjunction with the audited annual financial statements and the notes thereto included in the prospectus dated August 9, 2024, as filed by Monroe Federal Bancorp, Inc. with the Securities and Exchange Commission on August 19, 2024.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Allowance for Credit Losses

The allowance for credit losses (ACL) is a valuation allowance for expected credit losses. The allowance for credit losses is established through a provision for credit losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Company adopted Accounting Standards Update (ASU) No. 2016-13 Financial Instruments—Credit Losses (Topic 326) using the modified retrospective method for financial assets measured at amortized cost and off-balance-sheet credit exposures. ASC 326 replaced the incurred loss impairment methodology with a new “current expected credit loss” (CECL) methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an estimate of all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Available-for-sale securities

ASC 326 also made changes to the accounting for credit losses on available-for-sale debt securities. For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.

For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.

If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected to use zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

Loans

The ACL is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. Accrued interest receivable on loans totaled $348,007 and $309,237 at March 31, 2024 and 2023, respectively. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of the Company is paired with economic forecasts to provide the basis for the quantitatively modeled estimates of expected credit losses. The Company adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company uses publicly available data, based on regulatory filings of larger banks, to derive initial proxy expected lifetime loss rates. Reasonable and supportable forecasts are incorporated into the development of these proxy loss rates, which generally revert back to historical and qualitative loss considerations after 12-24 months. The loss rates are adjusted, if necessary, based on management’s assessment of certain criteria, including economic and business conditions, that may affect the Company’s loan portfolio, to arrive at factors that best represent the estimated credit risk in the loan portfolio.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modification will be

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

A loan for which the terms have been modified, resulting in a concession and for which the borrower is experiencing financial difficulties, is considered within the determination of the ACL using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the ACL is determined by discounting the expected future cash flows at the original interest rate of the loan.

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments totaled $74,000 and $56,091 at June 30, 2024 and March 31, 2024 , respectively, and is included in other liabilities on the balance sheet.

Recently Adopted Accounting Guidance

The Company adopted the FASB’s ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). effective April 1, 2023. ASC 326 replaced the incurred loss impairment methodology with a new “current expected credit loss” (CECL) methodology that reflects expected credit losses over the lives of the credit instruments, including loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired.

ASC 326 also applies to off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 requires an estimate of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts and is adjusted each period for changes in expected lifetime credit losses.

The CECL model represents a significant change from existing practice. The Company adopted ASU 2016-13 effective April 1, 2023, which resulted in a $262,494 increase to the allowance for credit losses on loans and a $98,654 increase to the allowance for credit losses on unfunded commitments and a corresponding reduction, net of tax, to retained earnings of $285,308.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

The following table illustrates the impact of adopting ASC 326:

	April 1, 2023
		Adoption
	Pre-Adoption	Impact	As Reported
Assets
Real estate loans:
Residential	$360,908	$11,949	$372,857
Multi-family	13,350	(13,350)	—
Commercial	166,345	137,324	303,669
Construction and land	43,631	94,031	137,662
Home equity line of credit (HELOC)	16,034	(16,034)	—
Commercial and industrial	34,110	23,741	57,851
Consumer	7,958	24,833	32,791
Total ACL on loans	642,336	262,494	904,830
Liabilities
ACL for off-balance sheet exposure	—	98,654	98,654
	$642,336	$361,148	$1,003,484

The Company has evaluated multi-family real estate loans and home equity line of credit loans within, and under similar risk characteristics as, the residential loan category, upon adoption of the CECL methodology.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Note 2:Investment Securities

The amortized cost and fair values, together with gross unrealized gains and losses on securities are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
June 30, 2024
U.S. Government agencies	$3,250,889	$—	$(591,272)	$2,659,617
Mortgage-backed Government Sponsored Enterprises (GSEs)	12,546,009	—	(2,251,234)	10,294,775
State and political subdivisions	13,214,730	—	(2,707,980)	10,506,750
Time deposits	1,246,812	—	(98,337)	1,148,475

	$30,258,440	$—	$(5,648,823)	$24,609,617

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2024
U.S. Government agencies	3,250,909	—	(590,612)	2,660,297
Mortgage-backed Government Sponsored Enterprises (GSEs)	12,949,053	—	(2,231,211)	10,717,842
State and political subdivisions	13,244,761	—	(2,587,679)	10,657,082
Time deposits	1,246,762	—	(100,622)	1,146,140

	$30,691,485	$—	$(5,510,124)	$25,181,361

The amortized cost and fair value of available-for-sale securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
June 30, 2024
Within one year	$500,000	$497,836
One to five years	798,000	706,683
Five to ten years	5,356,001	4,498,182
After ten years	11,058,430	8,612,141
	17,712,431	14,314,842
Mortgage-backed GSEs	12,546,009	10,294,775

Totals	$30,258,440	$24,609,617

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $1,043,000 and $1,051,000 at June 30, 2024 and March 31, 2024, respectively.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not credit related.

Should the fair value decline of any of these securities be attributed to credit-related reasons, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period identified.

The following table shows the number of securities and aggregate fair value depreciation at June 30, 2024 and March 31, 2024.

	June 30, 2024		March 31, 2024
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	Depreciation	securities	Depreciation
Available for sale
U.S. Government agencies	9	(18.2)%	9	(18.2)%
Mortgage-backed Government Sponsored Enterprises (GSEs)	42	(17.9)%	42	(17.2)%
State and political subdivisions	35	(20.5)%	35	(19.5)%
Time deposits	5	(7.9)%	5	(8.1)%

Total	91	(18.7)%	91	(18.0)%

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and March 31, 2024.

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,659,617	$(591,272)	$2,659,617	$(591,272)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	10,294,775	(2,251,234)	10,294,775	(2,251,234)
State and political subdivisions	—	—	10,506,750	(2,707,980)	10,506,750	(2,707,980)
Time deposits	—	—	1,148,475	(98,337)	1,148,475	(98,337)

Total portfolio	$—	$—	$24,609,617	$(5,648,823)	$24,609,617	$(5,648,823)

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,660,297	$(590,612)	$2,660,297	$(590,612)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	10,717,842	(2,231,211)	10,717,842	(2,231,211)
State and political subdivisions	—	—	10,657,082	(2,587,679)	10,657,082	(2,587,679)
Time deposits	—	—	1,146,140	(100,622)	1,146,140	(100,622)

Total portfolio	$—	$—	$25,181,361	$(5,510,124)	$25,181,361	$(5,510,124)

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

U.S. Government Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company determined that no credit loss provisions were required.

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company determined that no credit loss provisions were required.

Time Deposits

The unrealized losses on the Company’s investment in time deposits were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the deposits. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the deposits and it is not more likely than not the Company will be required to sell the deposits before recovery of their amortized cost basis, which may be maturity, the Company determined that no credit loss provisions were required.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Note 3:Loans and Allowance for Credit Losses

Categories of loans were as follows:

	June 30,	March 31,
	2024	2024
Real estate loans:
Residential	$70,466,311	$69,160,096
Multi-family	1,684,202	1,909,791
Commercial	23,668,841	24,001,533
Construction and land	3,268,005	3,087,855
Home equity line of credit (HELOC)	4,718,933	4,191,076
Commercial and industrial	4,604,970	4,889,602
Consumer	1,712,549	1,792,888

Total loans	110,123,811	109,032,841

Less:
Net deferred loan fees	306,388	308,214
Allowance for credit losses	870,818	855,455

Net loans	$108,946,605	$107,869,172

Loan participations where the Company serves as lead lender and services the participating interests for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans were approximately $6,556,000 and $6,506,000 at June 30, 2024 and March 31, 2024, respectively.

Risk characteristics of each loan portfolio segment are described as follows:

Residential Real Estate

These loans include first liens and junior liens on 1-4 family residential real estate and are generally owner-owner occupied. The Company generally establishes a maximum loan-to-value and requires private mortgage insurance if that ratio is exceeded. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Multi-family Real Estate

These loans include loans on residential real estate secured by property with five or more units. The main risks are changes in the value of the collateral, ability of borrowers to collect rents, vacancy and changes in the tenants’ employment status. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Commercial Real Estate

These loans are secured by both owner-occupied and non-owner-occupied commercial real estate with diverse characteristics and geographic location almost entirely in the Company’s market area. The main risks are changes in the value of the collateral and ability of borrowers to successfully conduct their business operations. Management generally avoids financing single purpose projects unless other underwriting factors are present to mitigate risks. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Construction and Land Real Estate

These loans include construction loans for 1-4 family residential and commercial properties (both owner and non-owner occupied) and first liens on land. The main risks for construction loans include uncertainties in estimating costs of construction and in estimating the market value of the completed project. The main risks for land loans are changes in the value of the collateral and stability of the local economic environment. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

HELOC

These loans are generally secured by subordinate interests in owner-occupied 1-4 family residences. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Commercial and Industrial

The commercial and industrial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of the borrower and the economic conditions that impact the cash flow stability from business operations.

Consumer Loans

These loans include vehicle loans, share loans and unsecured loans. The main risks for these loans are the depreciation of the collateral values (vehicles) and the financial condition of the borrowers. Major employment changes are specifically considered by management.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30, 2024
		Provision
		for
	Balance	(recovery of)			Balance
	March 31, 2024	credit losses	Charge-offs	Recoveries	June 30, 2024
Loans:
Real estate loans:
Residential	$394,445	$(19,354)	$—	$—	$375,091
Multi-family	—	8,013	—	—	8,013
Commercial	333,596	3,575	—	—	337,171
Construction and land	46,672	2,958	—	—	49,630
Home equity line of credit (HELOC)	—	22,451	—	—	22,451
Commercial and industrial	41,764	(2,062)	—	923	40,625
Consumer	38,978	(1,541)	—	400	37,837

Total loans	855,455	14,040	—	1,323	870,818

Off-balance sheet commitments	56,091	17,909	—	—	74,000

Total allowance for credit losses	$911,546	$31,949	$—	$1,323	$944,818

	Three Months Ended June 30, 2023
			Provision
			for
		Effect of	(recovery
	Balance	adoption of	of)			Balance
	March 31, 2023	ASC 326	loan losses	Charge-offs	Recoveries	June 30, 2023
Real estate loans:
Residential	$360,908	$11,949	$14,023	$—	$—	$386,880
Multi-family	13,350	(13,350)	—	—	—	—
Commercial	166,345	137,324	(1,005)	—	6,000	308,664
Construction and land	43,631	94,031	(15,358)	—	—	122,304
Home equity line of credit (HELOC)	16,034	(16,034)	—	—	—	—
Commercial and industrial	34,110	23,741	(7,970)	—	962	50,843
Consumer	7,958	24,833	10,310	5,051	—	38,050

Total loans	642,336	262,494	—	5,051	6,962	906,741

Off-balance sheet commitments	—	98,654	—	—	—	98,654

Total allowance for credit losses	$642,336	$361,148	$—	$5,051	$6,962	$1,005,395

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

The following tables present a breakdown of the allowance for credit losses and the recorded investment in loans by segment, disaggregated based on the evaluation method as of June 30, 2024 and March 31, 2024.

	Allowance for credit losses		Loans
	Ending balance, evaluated for credit losses		Ending balance, evaluated for credit losses
	Individually	Collectively	Individually	Collectively
June 30, 2024
Real estate loans:
Residential	$43,337	$331,754	$416,849	$70,049,462
Multi-family	—	8,013	56,453	1,627,749
Commercial	8,026	329,145	562,937	23,105,904
Construction and land	—	49,630	—	3,268,005
Home equity line of credit (HELOC)	—	22,451	—	4,718,933
Commercial and industrial	—	40,625	420,979	4,183,991
Consumer	—	37,837	—	1,712,549

Total loans	$51,363	$819,455	$1,457,218	$108,666,593

	Allowance for credit losses		Loans
	Ending balance, evaluated for credit losses		Ending balance, evaluated for credit losses
	Individually	Collectively	Individually	Collectively
March 31, 2024
Real estate loans:
Residential	$37,008	$357,437	$561,319	$68,598,777
Multi-family	—	—	—	1,909,791
Commercial	10,198	323,398	587,295	23,414,238
Construction and land	—	46,672	—	3,087,855
Home equity line of credit (HELOC)	—	—	—	4,191,076
Commercial and industrial	—	41,764	449,386	4,440,216
Consumer	—	38,978	—	1,792,888

Total loans	$47,206	$808,249	$1,598,000	$107,434,841

The Company has adopted a standard loan grading system for all loans, as follows:

Pass. Loans of sufficient quality, which generally are protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.

Special Mention. Loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

Substandard. Loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Usually, this classification includes all 90 days or more, non-accrual, and past due loans.

Doubtful. Loans which have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Loss Loans considered uncollectible and of such little value that continuance as an asset without the establishment of a specific reserve is not warranted.

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans and consumer loans, by class as of June 30, 2024 and March 31, 2024, follows:

	Term Loans Amortized Cost Basis by Origination Year
	For the Three Months Ended June 30, 2024
	2025	2024	2023	2022	2021	Prior	Total
Multi-family
Risk rating:
Pass	$—	$—	$—	$224,046	$259,260	$1,200,896	$1,684,202
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$—	$—	$—	$224,046	$259,260	$1,200,896	$1,684,202

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$—	$2,666,451	$3,758,001	$6,668,495	$1,383,212	$8,804,166	$23,280,325
Special Mention	—	—	—	—	—	388,516	388,516
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$—	$2,666,451	$3,758,001	$6,668,495	$1,383,212	$9,192,682	$23,668,841

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$72,400	$2,807,743	$387,862	$—	$—	$—	$3,268,005
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$72,400	$2,807,743	$387,862	$—	$—	$—	$3,268,005

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$70,944	$937,474	$303,098	$36,923	$281,407	$2,554,145	$4,183,991
Special Mention	—	—	250,000	—	32,818	138,161	420,979
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$70,944	$937,474	$553,098	$36,923	$314,225	$2,692,306	$4,604,970

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
	For the Three Months Ended June 30, 2024
	2025	2024		2023	2022	2021	Prior	Total
Residential real estate
Payment performance		0
Performing	$2,005,683		$5,692,028	$15,565,056	$24,082,857	$10,485,850	$12,634,837	$70,466,311
Nonperforming	—		—	—	—	—	—	—
Total	$2,005,683		$5,692,028	$15,565,056	$24,082,857	$10,485,850	$12,634,837	$70,466,311

Current period gross charge-offs	$—		$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$115,538		$1,255,448	$1,893,185	$199,122	$249,571	$1,006,069	$4,718,933
Nonperforming	—		—	—	—	—	—	—
Total	$115,538		$1,255,448	$1,893,185	$199,122	$249,571	$1,006,069	$4,718,933

Current period gross charge-offs	$—		$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$183,374		$702,083	$543,378	$179,354	$12,168	$92,192	$1,712,549
Nonperforming	—		—	—	—	—	—	—
Total	$183,374		$702,083	$543,378	$179,354	$12,168	$92,192	$1,712,549

Current period gross charge-offs	$—		$—	$—	$—	$—	$—	$—

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

	Term Loans Amortized Cost Basis by Origination Year
	As of March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Multi-family
Risk rating:
Pass	$—	$—	$226,337	$263,765	$352,634	$1,067,055	$1,909,791
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$—	$—	$226,337	$263,765	$352,634	$1,067,055	$1,909,791

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$2,684,218	$3,796,346	$6,733,297	$1,411,061	$2,017,296	$6,951,510	$23,593,728
Special Mention	—	—	—	—	—	407,805	407,805
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,684,218	$3,796,346	$6,733,297	$1,411,061	$2,017,296	$7,359,315	$24,001,533

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$2,521,518	$503,750	$—	$—	$62,587	$—	$3,087,855
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,521,518	$503,750	$—	$—	$62,587	$—	$3,087,855

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$1,116,530	$321,234	$41,517	$310,621	$2,314,123	$336,191	$4,440,216
Special Mention	—	250,000	—	37,114	—	162,272	449,386
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,116,530	$571,234	$41,517	$347,735	$2,314,123	$498,463	$4,889,602

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

	Term Loans Amortized Cost Basis by Origination Year
	For the Three Months Ended March 31, 2024
	2024	2023		2022	2021	2020	Prior	Total
Residential real estate
Payment performance		0
Performing	$5,066,684		$16,011,420	$24,329,104	$10,659,716	$2,980,257	$10,112,915	$69,160,096
Nonperforming	—		—	—	—	—	—	—
Total	$5,066,684		$16,011,420	$24,329,104	$10,659,716	$2,980,257	$10,112,915	$69,160,096

Current period gross charge-offs	$—		$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$998,457		$1,870,198	$202,789	$198,098	$94,262	$827,272	$4,191,076
Nonperforming	—		—	—	—	—	—	—
Total	$998,457		$1,870,198	$202,789	$198,098	$94,262	$827,272	$4,191,076

Current period gross charge-offs	$—		$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$818,884		$655,684	$197,152	$16,455	$52,012	$52,701	$1,792,888
Nonperforming	—		—	—	—	—	—	—
Total	$818,884		$655,684	$197,152	$16,455	$52,012	$52,701	$1,792,888

Current period gross charge-offs	$—		$—	$5,551	$—	$—	$—	$5,551

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three months ended June 30, 2024 and the year ended March 31, 2024.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2024 and March 31, 2024:

	June 30, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$1,041,537	$—	$—	$1,041,537	$69,424,774	$70,466,311	$—
Multi-family	—	—	—	—	1,684,202	1,684,202	—
Commercial	—	—	—	—	23,668,841	23,668,841	—
Construction and land	—	—	—	—	3,268,005	3,268,005	—
Home equity line of credit (HELOC)	73,815	64,724	—	138,539	4,580,394	4,718,933	—
Commercial and industrial	70,175	—	—	70,175	4,534,795	4,604,970	—
Consumer	5,193	—	—	5,193	1,707,356	1,712,549	—

Total	$1,190,720	$64,724	$—	$1,255,444	$108,868,367	$110,123,811	$—

	March 31, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$198,028	$—	$—	$198,028	$68,962,068	$69,160,096	$—
Multi-family	—	—	—	—	1,909,791	1,909,791	—
Commercial	—	—	—	—	24,001,533	24,001,533	—
Construction and land	—	—	—	—	3,087,855	3,087,855	—
Home equity line of credit (HELOC)	19,975	—	—	19,975	4,171,101	4,191,076	—
Commercial and industrial	—	—	—	—	4,889,602	4,889,602	—
Consumer	13,208	—	—	13,208	1,779,680	1,792,888	—

Total	$231,211	$—	$—	$231,211	$108,801,630	$109,032,841	$—

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

The following table presents the amortized cost basis and collateral type of collateral dependent loans by class as of June 30, 2024 and March 31, 2024:

	Real	Business
June 30, 2024	estate	assets	Total
Real estate loans:
Residential	$—	$—	$—
Multi-family	—	—	—
Commercial	388,516	—	388,516
Construction and land	—	—	—
Home equity line of credit (HELOC)	—	—	—
Commercial and industrial	—	420,979	420,979
Consumer	—	—	—

	$388,516	$420,979	$809,495

	Real	Business
March 31, 2024	estate	assets	Total
Real estate loans:
Residential	$—	$—	$—
Multi-family	—	—	—
Commercial	407,805	—	407,805
Construction and land	—	—	—
Home equity line of credit (HELOC)	—	—	—
Commercial and industrial	—	449,386	449,386
Consumer	—	—	—

	$407,805	$449,386	$857,191

The Company had no nonaccrual loans at June 30, 2024 and March 31, 2024.

There were no loans modified for borrowers experiencing financial difficulties during the three months ended June 30, 2024 and 2023.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Note 4:Time Deposits

Time deposits in denominations of $250,000 or more were approximately $6,917,000 and $10,304,000 at June 30, 2024 and March 31, 2024, respectively.

At June 30, 2024, the scheduled maturities of time deposits were as follows:

June 30,
2024
Within one year	$31,914,573
One year to two years	4,092,413
Two years to three years	651,890
Three years to four years	420,781
Four years to five years	619,940
Thereafter	798,853

$38,498,450

At June 30, 2024 and March 31, 2024, the Company had one significant customer deposit account with a total deposit balance of approximately $16,017,000 and $21,092,000, respectively.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Note 5:Borrowings

Federal Home Loan Bank (FHLB) advances consisted of the following as of June 30, 2024 and March 31, 2024:

	June 30, 2024		March 31, 2024
	Interest		Interest
	Rate	Amount	Rate	Amount
Scheduled to mature year ending March 31,
2025	1.64%	$1,000,000	1.64%	$1,000,000
2025	5.46	4,600,000		—
2025	5.75	1,000,000	5.75	1,000,000
2026	5.90	1,000,000	5.90	1,000,000
		$7,600,000		$3,000,000

The Company has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Company and a blanket pledge of approximately $70,466,000 and $67,719,000 of its qualifying mortgage assets as of June 30, 2024 and March 31, 2024, respectively.

Based on this collateral, the Company was eligible to borrow up to a total of approximately $41,084,000 and $44,887,000 as of June 30, 2024 and March 31, 2024, respectively.

Maturities of FHLB advances were as follows at June 30, 2024:

June 30,
2024
Within one year	$6,600,000
One year to two years	1,000,000

$7,600,000

The Company had an available line of credit with the Federal Reserve Bank totaling $8.6 million and $9.0 million at June 30, 2024 and March 31, 2024, respectively. The line of credit was collateralized by a pledge of certain commercial loans totaling $17,540,000 and $19,203,000 as of June 30, 2024 and March 31, 2024, respectively. The Company had no outstanding borrowings on this line at June 30, 2024 and March 31, 2024.

The Company also has an available line of credit with United Bankers Bank totaling $4,285,000 and $4,365,000 at June 30, 2024 and March 31, 2024, respectively. The Company had no outstanding borrowings on this line at June 30, 2024 and March 31, 2024.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Note 6:Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2024 and March 31, 2024, that the Company met all capital adequacy requirements to which it is subject.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

The Company’s actual and required capital amounts and ratios as of June 30, 2024 and March 31, 2024 were as follows:

					To Be Well Capitalized
					Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2024
Total Capital
(to Risk-Weighted Assets)	$13,748	14.3%	$7,665	8.0%	$9,581	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$12,945	13.5%	$5,749	6.0%	$7,665	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$12,945	13.5%	$4,312	4.5%	$6,228	6.5%

Tier I Capital
(to Average Total Assets)	$12,945	8.5%	$6,061	4.0%	$7,576	5.0%

					To Be Well Capitalized
					Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2024
Total Capital
(to Risk-Weighted Assets)	$13,829	15.0%	$7,380	8.0%	$9,226	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$13,132	14.2%	$5,535	6.0%	$7,380	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$13,132	14.2%	$4,151	4.5%	$5,997	6.5%

Tier I Capital
(to Average Total Assets)	$13,132	8.7%	$6,056	4.0%	$7,570	5.0%

As of June 30, 2024 and March 31, 2024 the most recent notification from the regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Note 7:Disclosures about Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and March 31, 2024:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
U.S. Government agencies	$2,659,617	$—	$2,659,617	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	10,294,775	—	10,294,775	—
State and political subdivisions	10,506,750	—	10,506,750	—
Time deposits	1,148,475	—	1,148,475	—

March 31, 2024
U.S. Government agencies	$2,660,297	$—	$2,660,297	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	10,717,842	—	10,717,842	—
State and political subdivisions	10,657,082	—	10,657,082	—
Time deposits	1,146,140	—	1,146,140	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended June 30, 2024 and the year ended March 31, 2024.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 are not available, securities are classified within Level 3 of the hierarchy. The Company had no Level 3 securities.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

June 30, 2024 and 2023

Nonrecurring Measurements

The Company had no assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis at June 30, 2024 and March 31, 2024.

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets as of June 30, 2024 and March 31, 2024 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Cash and cash equivalents	$1,883,378	$1,883,378	$1,883,378	$—	$—
Loans, net	108,946,605	100,150,000	—	—	100,150,000
Restricted stock	607,900	607,900	—	607,900	—
Bank owned life insurance	3,518,217	3,518,217	3,518,217	—	—
Accrued interest receivable	474,864	474,864	474,864	—	—

Financial liabilities:
Deposits	129,303,711	128,489,261	90,805,261	—	37,684,000
FHLB advances	7,600,000	7,607,000	—	—	7,607,000
Accrued interest payable	25,388	25,388	—	25,388	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$10,617,698	$10,617,698	$10,617,698	$—	$—
Loans, net	107,869,172	99,786,000	—	—	99,786,000
Restricted stock	515,000	515,000	—	515,000	—
Bank owned life insurance	3,491,015	3,491,015	3,491,015	—	—
Accrued interest receivable	483,027	483,027	483,027	—	—

Financial liabilities:
Deposits	142,092,312	141,311,781	99,686,781	—	41,625,000
FHLB advances	3,000,000	2,993,000	—	—	2,993,000
Accrued interest payable	25,245	25,245	—	25,245	—

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates may not be realizable in an immediate settlement of the instrument. In some instances, there are no quoted market prices for the Company’s various financial instruments, in which case fair values may be based on estimates using present value or other valuation techniques, or based on judgments regarding future expected loss experience, current economic conditions, risk characteristic of the financial instruments, or other factors.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Subsequent changes in assumptions could significantly affect the estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying unaudited financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s definitive prospectus dated August 9, 2024, filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	our ability to maintain adequate liquidity, primarily through deposits;
●	fluctuations in real estate values and in the conditions of the residential real estate and commercial real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;

●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we assume no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for credit losses which is charged against income. In determining the allowance for credit losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for credit losses on loans and unfunded commitments. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The allowance for credit losses is evaluated following the accounting guidance in Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326) for the fiscal year ended March 31, 2024. ASC 326 replaced the incurred loss impairment methodology with a new current expected credit loss (CECL) methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an estimate of all expected credit losses for loans based on historical experience, current conditions, and reasonable and supportable forecasts.

Before April 1, 2023, the analysis of the allowance for credit losses had two components, specific and general allowances. The specific percentage allowance was for unconfirmed losses related to loans that were determined to be impaired. Impairment was measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan was less than the loan’s carrying value, a charge was recorded for the difference. The general allowance, which was for loans reviewed collectively, was determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyzed historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis established historical loss percentages and qualitative factors that were applied to the loan groups to determine the amount of the allowance for credit losses necessary for loans that were reviewed collectively. The qualitative component was critical in determining the allowance for credit losses as certain trends may indicate the need for changes to the allowance for credit losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for credit losses.

Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded.

Comparison of Financial Condition at June 30, 2024 and March 31, 2024

Total Assets. Total assets were $147.5 million at June 30, 2024, a decrease of $7.8 million, or 5.1%, from $155.3 million at March 31, 2024. The decrease was primarily comprised of a decrease in cash and cash equivalents of $8.7 million and a decrease in available for sale investment securities of $572,000, which were partially offset by an increase in net loans of $1.1 million. Total assets at June 30, 2024, include $257,000 of deferred costs related to the conversion and stock offering, which are included in other assets. For additional information regarding these deferred costs, see note 14 of the notes to financial statements.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $8.7 million, or 82.3%, to $1.9 million at June 30, 2024 from $10.6 million at March 31, 2024. The decrease was due primarily to a decrease in deposits during the three months ended June 30, 2024.

Available-for-Sale Investment Securities. Investment securities available for sale decreased $572 ,000, or 2.3%, to $24.6 million at June 30, 2024, from $25.2 million at March 31, 2024. During the three months ended June 30, 2024, calls, maturities, repayments, and amortization of securities totaled $433,000 and the unrealized losses on securities increased by $139,000.

Net Loans. Net loans increased by $1.0 million, or 1.0%, to $108.9 million at June 30, 2024, from $107.9 million at March 31, 2024. During the three months ended June 30, 2024, loan originations totaled $2.5 million, comprised primarily of $1.9 million of one- to four-family residential mortgage loans, $178,000 in home equity loans, $72,000 of construction and land loans, and $73,000 of commercial and industrial loans. Consumer loan originations totaled $187,000, the majority of which were automobile loans.

During the three months ended June 30, 2024, one- to four-family residential mortgage loans increased $1.3 million, or 1.9%, to $70.5 million at June 30, 2024 and home equity lines of credit increased $528,000, or 12.6%, to $4.7 million at June 30, 2024, while commercial real estate loans decreased $333,000, or 1.4%, to $23.7 million at June 30, 2024, and commercial and industrial loans decreased $285,000, or 5.8%, to $4.6 million at June 30, 2024.

Our strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential mortgage loans and commercial real estate loans.

Deposits. Deposits decreased $12.8 million, or 9.0%, to $129.3 million at June 30, 2024, from $142.1 million at March 31, 2024. Core deposits (defined as all deposits other than certificates of deposit) decreased $8.9 million, or 8.9%, to $90.8 million at June 30, 2024, from $99.7 million at March 31, 2024. Certificates of deposit decreased $3.9 million, or 9.2%, to $38.5 million at June 30, 2024 from $42.4 million at March 31, 2024. The decrease in core deposits was due primarily to a $5.1 million decrease, to $16.0 million at June 30, 2024, in the account held by a significant commercial customer. This account is a lawyers’ trust account, commonly known as an IOLTA account, of a law firm. Funds from litigation damage awards and other sources which clients of the law firm are entitled to receive are deposited into this account pending distribution to the entitled clients. Depending on the law firm’s work flow and other factors related to its business, the balance in this account may fluctuate significantly due to the timing and amount of inflows and outflows of funds from the account. The decrease in certificates of deposit was due primarily to outflows of higher rate accounts as management elected not to compete on interest rates during the quarter.

During the three months ended June 30, 2024, management continued its strategy of pursuing growth in demand accounts and other lower-cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $7.6 million at June 30, 2024, an increase of $4.6 million, or 153.3%, from $3.0 million at March 31, 2024. The additional borrowings, which are scheduled to mature within three months from June 30, 2024, were obtained primarily to fund deposit outflows during the period.

Total Equity. Total equity decreased $226,000, or 2.6%, to $8.3 million at June 30, 2024, from $8.6 million at March 31, 2024. The decrease was due primarily to the net loss of $116,000 for the three months ended June 30, 2024 and a $109,000 decrease to equity through the accumulated other comprehensive loss.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and rates, and other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using daily average balances. Non-accrual loans are included in average balances only. The average balance of available-for-sale securities does not include unrealized losses during the periods. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees/costs are immaterial.

	At
	June 30,	For the Three Months Ended June 30,
	2024	2024			2023
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and other	6.47%	$5,369	$88	6.56%	$3,347	$45	5.38%
Available-for-sale securities	1.66	30,515	125	1.64	33,200	137	1.65
Loans	4.60	109,202	1,276	4.67	111,081	1,216	4.38
Total interest-earning assets	3.99	145,086	1,489	4.11	147,628	1,398	3.79
Noninterest earning assets		7,150			6,962
Allowance for credit losses		(856)			(996)
Total assets		$151,380			$153,594

Interest-bearing liabilities:
Interest-bearing demand accounts	0.02	$39,575	2	0.02%	$32,686	2	0.02
Savings accounts	0.06	18,733	3	0.06	24,691	6	0.10
Money market accounts	1.17	29,495	71	0.96	30,247	44	0.58
Certificates of deposit	4.05	39,888	390	3.91	36,126	270	2.99
Total interest-bearing deposits	1.59	127,691	466	1.46	123,750	322	1.04
Federal funds purchased	—	39	40	4.52	254	4	6.30
Federal Home Loan Bank advances	5.05	3,537	1	6.44	9,319	105	4.51
Total interest-bearing liabilities	1.79	131,267	507	1.54	133,323	431	1.29
Noninterest-bearing demand deposits		8,148			9,257
Other noninterest-bearing liabilities		3,335			2,532
Total liabilities		142,750			145,112
Total equity		8,630			8,482
Total liabilities and equity		151,380			153,594
Net interest income			$982			$967
Net interest rate spread (1)	2.20%			2.57%			2.50%
Net interest-earning assets (2)		$13,819			$14,305
Net interest margin (3)				2.71%			2.62%
Average interest-earning assets to interest-bearing liabilities		110.53%			110.73%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30,
	2024 vs. 2023
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Other interest-earning assets	$ 31	$ 12	$ 43
Investment securities	(11)	(1)	(12)
Loans	(21)	81	60
Total interest-earning assets	(1)	92	91

Interest-bearing liabilities:
Interest-bearing demand	-	-	-
Savings accounts	(1)	(2)	(3)
Money market	(1)	28	27
Certificates of deposit	30	90	120
Total deposits	28	116	144
Federal Home Loan Bank advances	(65)	-	(65)
Federal funds purchased	(3)	-	(3)
Total interest-bearing liabilities	(40)	116	76

Change in net interest income	$ 39	($ 24)	$ 15

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General. There was a net loss of $116,000 for the three months ended June 30, 2024, compared to net income of $20,000 for the three months ended June 30, 2023. The decrease in net income was primarily due to a $152,000 increase in noninterest expenses and a $32,000 increase in the provision for credit losses, which were partially offset by a $15,000 increase in net interest income and a $32,000 increase in the income tax benefit.

Interest Income. Interest income increased $91,000, or 6.5%, to $1.5 million for the three months ended June 30, 2024, from $1.4 million for the three months ended June 30, 2023. This increase was attributable to a $60,000, or 4.9%, increase in interest on loans receivable and a $43,000, or 94.1%, increase in interest on interest-bearing deposits and other assets.

The average yield on loans increased to 4.67% for the three months ended June 30, 2024, from 4.38% for the three months ended June 30, 2023, while the average balance of loans decreased by $1.9 million, or 1.7%, during the three months ended June 30, 2024, compared to the average balance for the three months ended June 30, 2023. The increase in the average yield on loans reflects the increase in market interest rates environment period-to-period. The increases in market interest rates has provided higher yields on newly originated loans, as well as on adjustable-rate loans.

The average balance of investment securities decreased $2.7 million, or 8.1%, for the three months ended June 30, 2024, compared to the average balance for the three months ended June 30, 2023, while the average yield on investment securities decreased to 1.64% for the three months ended June 30, 2024 from 1.65% for the three months ended June 30, 2023.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, increased $43,000, or 94.1%, for the three months ended June 30, 2024, due to an increase in the average yield to 6.56% for the three months ended June 30, 2024, from 5.38% for the three months ended June 30, 2023, and an increase in the average balance of $2.0 million. The increase in average yield was due to the increase in market interest rates.

Interest Expense. Total interest expense increased $76,000, or 17.6%, to $507,000 for the three months ended June 30, 2024, from $431,000 for the three months ended June 30, 2023. Interest expense on deposits increased $144,000, or 44.9%, due primarily to an increase in the average cost of deposits to 1.46% for the three months ended June 30, 2024, from 1.04% for the three months ended June 30, 2023, and an increase of $3.9 million, or 3.2%, in the average balance of interest-bearing deposits to $127.7 million for the three months ended June 30, 2024 from $123.8 million for the three months ended June 30, 2023.

Interest expense on borrowings decreased $68,000, or 62.6%, to $41,000 for the three months ended June 30, 2024, compared to $109,000 for the three months ended June 30, 2023. The decrease was due to a $6.0 million decrease in the average balance to $3.6 million for the three months ended June 30, 2024, from $9.6 million for the three months ended June 30, 2023, which was partially offset by an increase in the weighted-average rate, to 4.59% for the three months ended June 30, 2024, from 4.55% for the three months ended June 30, 2023.

Net Interest Income. Net interest income increased $15,000, or 1.6%, to $982,000 for the three months ended June 30, 2024, compared to $967,000 for the three months ended June 30, 2023. The increase reflected an increase in the interest rate spread to 2.57% for the three months ended June 30, 2024, from 2.50% for the three months ended June 30, 2023, while the average net interest earning assets decreased $486,000 period-to-period. The net interest margin increased to 2.71% for the three months ended June 30, 2024, from 2.62% for the three months ended June 30, 2023. The interest rate spread and net interest margin were impacted by a series of market interest rate increases during 2023 and 2022.

Provision for Credit Losses. The provision for credit losses was $32,000 for the three months ended June 30, 2024, compared to no provision recorded for the three months ended June 30, 2023. The allowance for credit losses on loans was $871,000 at June 30, 2024, an increase of $16,000 from $855,000 at March 31, 2024. The allowance for credit losses on loans represented 0.79% of total loans at both June 30, 2024, and March 31, 2024. The allowance for credit losses on off-balance sheet commitments was $74,000 at June 30, 2024, an increase of $18,000 from $56,000 at March 31, 2024.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. Nonperforming loans totaled $29,000 at June 30, 2024, compared to nonperforming loans of $915,000 at June 30, 2023. Classified loans totaled $174,000 at June 30, 2024, compared to $644,000 at June 30, 2023. Total loans past due greater than 30 days were $1.3 million and $661,000 at those respective dates.

The allowance for credit losses reflects the estimate management believes appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses based on judgments different than those of management and, as a result of such reviews, we may determine to increase the allowance for credit losses or recognize additional loan charge-offs.

Non-Interest Income. Non-interest income totaled $88,000 for the three months ended June 30, 2024, an increase of $1,000, or 1.6%, from $87,000 for the three months ended June 30, 2023. The increase was attributable primarily to a $3,000, or 12.4%, increase in the cash surrender value of life insurance and a $2,000, or 5.2%, increase in service fees on deposits, which were partially offset by a $4,000, or 28.8%, decrease in other income, which was due primarily to recoveries on a check fraud loss in the prior year quarter.

Noninterest Expense. Noninterest expense increased $152,000, or 14.5%, to $1.2 million for the three months ended June 30, 2024, compared to $1.0 million for the three months ended June 30, 2023. The increase was due primarily to a $131,000, or 308.7%, increase in professional services and a $27,000, or 5.1%, increase in salaries and employee benefits.

The increase in professional services expense was due primarily to an increase in audit fees as Monroe Federal’s financial statements were reaudited in connection with the pending mutual-to-stock conversion transaction. The increase in salaries and employee benefits was due primarily to an increase in staffing related to the new branch office and normal merit increases year-to-year.

Provision (Benefit) for Income Taxes. The benefit for income taxes increased by $32,000, or 276.6%, to $43,000 for the three months ended June 30, 2024, compared to $11,000 for the three months ended June 30, 2023. The increased benefit was due primarily to a $168,000 decrease in pretax income. The tax benefit provision and effective tax rates reflect nontaxable interest income in each period.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. The board of directors establishes policies and guidelines for managing interest rate risk. All directors participate in discussions during the regular board meetings evaluating the interest rate risk inherent in our assets and liabilities, and the level of risk that is appropriate. These discussions take into consideration our business strategy, operating environment, capital, liquidity and performance objectives consistent with the policy and guidelines approved by them.

The board of directors delegates the responsibility for interest rate risk management to the asset/liability management committee consisting of the Company’s executive officers. The asset/liability management committee provides quarterly reports to the board of directors. If an exception to the interest rate risk policy tolerance limits arise, the asset/liability management committee documents and communicates it to the board of directors at its next scheduled meeting along with a recommended course of action to address the exception consistent with established policy and guidelines.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio; and
●	continuing to diversify our loan portfolio by adding more commercial real estate loans and commercial and industrial loans, which typically have shorter maturities and/or balloon payments.

●	By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We maintain a significant deposit account with a commercial customer. The asset/liability management committee monitors the status of the account at its monthly meeting and the account is segregated as a separate line item on the deposit reports reviewed by the committee. Furthermore, there is regular verbal communication between senior management and the depositor regarding any expected changes in the depositor’s business that could result in material inflows and outflow from the account in the short-term so that we may proactively manage any risks due to expected fluctuations in the account balance.

We maintain uninsured deposits that exceed the Federal Deposit Insurance Corporation insurance limit. Senior management reviews uninsured deposit balances monthly to manage any risks due to fluctuations in the balances of uninsured deposits. We do not maintain any internal policy limits on concentrations in uninsured deposits in total or by type of depositor. We may accept brokered deposits up to an internal policy limit of 15% of total assets from brokers approved by the board of directors. Before a broker is approved by the board of directors, we conduct financial analysis and due diligence on the broker. We had no brokered deposits at June 30, 2024.

Historically, we have not sold loans we have originated. Following the conversion and stock offering, we plan to develop the infrastructure necessary to sell one- to four-family residential mortgage loans, particularly longer term one- to four-family residential mortgage loans to further help mitigate our interest rate risk exposure.

We have not engaged in hedging activities, such as engaging in futures or options. We do not anticipate entering into similar transactions in the future.

Economic Value of Equity. We compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200 and 300 basis point increments or decreases instantaneously by 100, 200 and 300 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of June 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within the policy limits established by our board of directors except that the decrease in EVE at the positive 200 and 300 basis point levels exceeded policy limits.

At June 30, 2024
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
		(Decrease) in			Increase
		EVE			(Decrease)
Change in Interest	Estimated				(basis
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)

		(Dollars in thousands)
300	$10,680	$(7,185)	(40.22)%	8.67%	(412)
200	$13,259	$(4,606)	(25.78)%	10.32%	(247)
100	$15,806	$(2,059)	(11.52)%	11.79%	(100)
Level	$17,865	—%		12.79%	—
(100)	$19,475	$1,610	9.01%	13.41%	62
(200)	$20,217	$2,352	13.17%	13.47%	68
(300)	$19,983	$2,118	11.85%	12.95%	16
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2024, we would have experienced a 25.8% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 13.2% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The table sets forth, as of June 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At June 30, 2024
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
300	$3,793	(6.60)%
200	$3,920	(3.47)%
100	$4,038	(0.57)%
Level	$4,061	—
(100)	$4,077	(0.38)%
(200)	$4,012	(1.21)%
(300)	$3,875	(4.59)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.

The table above indicates that as of June 30, 2024, we would have experienced a 3.5% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.2% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rate.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For instance, the EVE and NII tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. However, the shape of the yield curve changes constantly and the value and pricing of our assets and liabilities, including our deposits, may not closely correlate with changes in market interest rates. Accordingly, although the EVE and NII tables may provide an indication of our interest rate risk exposure at a particular point in time and in the context of a particular yield curve, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII and will differ from actual results.

EVE and net interest NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and a correspondent bank. At June 30, 2024, we had the ability to borrow up to $41.1 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At June 30, 2024, we had $7.6 million of outstanding advances under this facility. At June 30, 2024, we had no outstanding borrowings from the Federal Reserve Bank of Cleveland but had the capacity to borrow up to $8.6 million. At June 30, 2024, we had no outstanding borrowings from the correspondent bank but had the capacity to borrow up to $4.3 million.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the three months ended June 30, 2024, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $8.7 million. Net cash used in investing activities amounted to $794,000, net cash used in financing activities amounted to $8.0 million, and net cash provided by operating activities amounted to $23,000.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2024, the Company was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 6 to the notes to financial statements.

Off-Balance Sheet Arrangements. At June 30, 2024, we had $15.5 million of outstanding commitments, consisting of $4.7 million in commitments to originate loans and $10.8 million of undisbursed funds on previously originated loans. At June 30, 2024, certificates of deposit that are scheduled to mature on or before June 30, 2025, totaled $31.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

Monroe Federal Bancorp, Inc. is not subject to any pending legal proceedings. The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Monroe Federal Bancorp, Inc’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of Monroe Federal Bancorp, Inc. (1)

3.2	Bylaws of Monroe Federal Bancorp, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Changes in Equity Capital, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-280165), initially filed on June 13, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-280165), initially filed on June 13, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONROE FEDERAL BANCORP, INC.

/s/ Lewis R. Renollet
Date: September 23, 2024	Lewis R. Renollet
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: September 23,2024	/s/ Lisa M. Bird
Lisa M. Bird
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer