Form 10-Q
period 2024-09-30
Monroe Federal Bancorp, Inc.
filed 2024-11-14
CIK 2024899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 000-56702

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   YES  ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

526,438 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 13, 2024.

Monroe Federal Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Monroe Federal Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on May 21, 2024, to serve as the savings and loan holding company for Monroe Federal Savings and Loan Association (“Monroe Federal” or the “Association”) upon the consummation of the Association’s conversion from the mutual form of organization to the stock form of organization. As of September 30, 2024, the conversion had not yet been consummated, and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements and related notes and the other financial information contained in this report relate primarily to the Association. The conversion was consummated effective October 23, 2024.

The unaudited financial statements and other financial information contained in this report should be read in conjunction with the Association’s audited financial statements and related notes as of and for each of the years ended March 31, 2024 and 2023, contained in the Company’s definitive prospectus dated August 9, 2024, filed with the Securities and Exchange Commission.

Part I — Financial Information

Item 1. Financial Statements

MONROE FEDERAL SAVINGS & LOAN ASSOCIATION

Balance Sheets

	September 30,	March 31,
	2024	2024
	(Unaudited)
Assets
Cash and due from banks	$1,808,600	$2,981,089
Interest-bearing deposits in other financial institutions	236,195	7,529,609
Federal funds sold	—	107,000
Cash and cash equivalents	2,044,795	10,617,698

Available-for-sale securities	24,706,332	25,181,361
Loans receivable	109,453,872	108,724,627
Allowance for credit losses	(875,318)	(855,455)
Net loans	108,578,554	107,869,172

Premises and equipment	5,236,245	5,339,998
Restricted stock	901,700	515,000
Bank owned life insurance	3,546,281	3,491,015
Accrued interest receivable	492,335	483,027
Net deferred federal income taxes	1,109,042	1,328,523
Other assets	1,293,781	511,468
Total assets	$147,909,065	$155,337,262

Liabilities and Equity
Liabilities
Deposits
Demand	$40,054,572	$48,459,382
Savings and money market	49,935,024	51,227,399
Time	34,367,392	42,405,531
Total deposits	124,356,988	142,092,312
Advances from the Federal Home Loan Bank	9,925,000	3,000,000
Stock subscription proceeds in escrow	3,099,058	—
Advances by borrowers for taxes and insurance	295,000	329,730
Directors plan liability	581,721	762,416
Accrued interest payable and other liabilities	567,155	588,099
Total liabilities	138,824,922	146,772,557

Equity
Retained earnings	12,715,954	12,917,702
Accumulated other comprehensive loss	(3,631,811)	(4,352,997)
Total equity	9,084,143	8,564,705
Total liabilities and equity	$147,909,065	$155,337,262

The accompanying notes are an integral part of these financial statements.

MONROE FEDERAL SAVINGS & LOAN ASSOCIATION

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income
Loans	$1,314,949	$1,252,620	$2,590,593	$2,468,247
Investment securities	125,394	134,540	250,268	271,399
Interest-bearing deposits and other	23,786	40,762	112,192	86,302

Total interest income	1,464,129	1,427,922	2,953,053	2,825,948

Interest expense
Deposits	468,255	380,584	934,367	702,309
Borrowings	151,930	127,259	192,831	236,670

Total interest expense	620,185	507,843	1,127,198	938,979

Net interest income	843,944	920,079	1,825,855	1,886,969

Provision for (recovery of) credit losses	(14,724)	(6,768)	17,225	(6,768)

Net interest income after provision for (recovery of) credit losses	858,668	926,847	1,808,630	1,893,737

Noninterest income
Service fees on deposits	42,017	44,275	88,526	88,477
Late charges and fees on loans	3,181	2,137	4,863	4,739
Loan servicing fees	4,081	3,590	8,140	7,110
Increase in cash surrender value of bank owned life insurance	28,064	25,132	55,266	49,340
Other income	7,595	11,550	16,289	23,755

Total noninterest income	84,938	86,684	173,084	173,421

Noninterest expense
Salaries and employee benefits	552,845	485,798	1,104,586	1,010,928
Directors fees	30,500	30,197	61,000	59,897
Occupancy and equipment	134,250	132,850	276,639	265,315
Data processing fees	136,688	131,324	261,335	260,611
Franchise taxes	18,000	15,876	34,916	40,626
FDIC insurance premiums	19,494	21,301	45,136	38,602
Professional services	40,767	38,590	213,876	80,949
Advertising	17,093	22,279	42,983	50,195
Other	113,753	113,558	219,667	229,961

Total noninterest expense	1,063,390	991,773	2,260,138	2,037,084

(Loss) Income before income taxes	(119,784)	21,758	(278,424)	30,074

Provision (benefit) for income taxes	(33,866)	(8,644)	(76,676)	(20,013)

Net (loss) income	$(85,918)	$30,402	$(201,748)	$50,087

The accompanying notes are an integral part of these financial statements.

MONROE FEDERAL SAVINGS LOAN ASSOCIATION

Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(85,918)	$30,402	$(201,748)	$50,087

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	1,051,592	(1,241,363)	912,894	(1,712,076)

Tax (expense) benefit	(220,834)	260,687	(191,708)	359,536

Other comprehensive income (loss)	830,758	(980,676)	721,186	(1,352,540)

Comprehensive income (loss)	$744,840	$(950,274)	$519,438	$(1,302,453)

The accompanying notes are an integral part of these financial statements.

MONROE FEDERAL SAVINGS & LOAN ASSOCIATION

Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
For the three months ended September 30, 2023 and September 30, 2024	Earnings	Income (Loss)	Total
Balance at June 30, 2023	$12,877,618	$(4,729,530)	$8,148,088

Net income	30,402	—	30,402

Other comprehensive loss	—	(980,676)	(980,676)

Balance at September 30, 2023	$12,908,020	$(5,710,206)	$7,197,814

Balance at June 30, 2024	$12,801,872	$(4,462,569)	$8,339,303

Net loss	(85,918)	—	(85,918)

Other comprehensive income	—	830,758	830,758

Balance at September 30, 2024	$12,715,954	$(3,631,811)	$9,084,143

For the six months ended September 30, 2023 and September 30, 2024
Balance at April 1, 2023	$13,143,241	$(4,357,666)	$8,785,575

Effect of change in accounting principle - ASC 326	(285,308)		(285,308)

Net income	50,087	—	50,087

Other comprehensive loss	—	(1,352,540)	(1,352,540)

Balance at September 30, 2023	$12,908,020	$(5,710,206)	$7,197,814

Balance at April 1, 2024	$12,917,702	$(4,352,997)	$8,564,705

Net loss	(201,748)	—	(201,748)

Other comprehensive income	—	721,186	721,186

Balance at September 30, 2024	$12,715,954	$(3,631,811)	$9,084,143

The accompanying notes are an integral part of these financial statements.

MONROE FEDERAL SAVINGS & LOAN ASSOCIATION

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2024	2023
Operating Activities
Net (loss) income	$(201,748)	$50,087
Items not requiring (providing) cash:
Depreciation and amortization	128,803	125,923
Amortization of premiums and discounts	79,595	90,356
Amortization of deferred loan fees	(15,243)	(47,601)
Provision (Benefit) for deferred income taxes	27,773	(21,537)
Provision for (recovery of) credit losses	17,225	(6,768)
Increase in cash surrender value of bank owned life insurance	(55,266)	(49,340)
Changes in:
Accrued interest receivable	(9,308)	(29,405)
Other assets	(782,313)	18,516
Accrued interest payable and other liabilities	(201,345)	(562,029)

Net cash used in operating activities	(1,011,827)	(431,798)

Investing Activities
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,308,328	1,205,124
Net change in loans	(711,658)	(1,872,788)
Purchase of premises and equipment	(25,050)	(93,936)
Purchase of restricted stock	(386,700)	(186,000)
Proceeds from redemption of restricted stock	—	194,400

Net cash provided by (used in) investing activities	184,920	(753,200)

Financing Activities
Net (decrease) increase in deposit accounts	(17,735,324)	3,812,602
Net decrease in federal funds purchased	—	(739,000)
Proceeds from Federal Home Loan Bank advances	27,349,000	13,775,000
Repayment of Federal Home Loan Bank advances	(20,424,000)	(14,750,000)
Proceeds from stock subscriptions in escrow	3,099,058	—
Increase in advances from borrowers for taxes and insurance	(34,730)	(8,632)

Net cash (used in) provided by financing activities	(7,745,996)	2,089,970

(Decrease) Increase in Cash and Cash Equivalents	(8,572,903)	904,972

Cash and Cash Equivalents, Beginning of Period	10,617,698	2,927,788

Cash and Cash Equivalents, End of Period	$2,044,795	$3,832,760

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$591,598	$498,699
Income taxes paid	—	45,000

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to assets acquired through foreclosure	$—	$12,481

The accompanying notes are an integral part of these financial statements.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

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

The financial statements included herein as of September 30, 2024, and for the interim three- and six-month periods ended September 30, 2024 and 2023 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the financial statements The results of operations for the three- and six – months ended September 30, 2024 are not necessarily indicative of the results of operations for the full fiscal year.

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

September 30, 2024 and 2023

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

Loans

The ACL is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. Accrued interest receivable on loans totaled $360,114 and $348,007 at September 30, 2024 and March 31, 2024, respectively. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

September 30, 2024 and 2023

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments totaled $55,797 and $56,091 at September 30, 2024 and March 31, 2024 , respectively, and is included in other liabilities on the balance sheet.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

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

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

Note 2:Investment Securities

The amortized cost and fair values, together with gross unrealized gains and losses on securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
September 30, 2024
U.S. Government agencies	$3,250,868	$—	$(467,549)	$2,783,319
Mortgage-backed Government Sponsored Enterprises (GSEs)	12,121,645	3	(1,835,083)	10,286,565
State and political subdivisions	13,184,185	—	(2,227,067)	10,957,118
Time deposits	746,864	—	(67,534)	679,330
	$29,303,562	$3	$(4,597,233)	$24,706,332

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2024
U.S. Government agencies	$3,250,909	$—	$(590,612)	$2,660,297
Mortgage-backed Government Sponsored Enterprises (GSEs)	12,949,053	—	(2,231,211)	10,717,842
State and political subdivisions	13,244,761	—	(2,587,679)	10,657,082
Time deposits	1,246,762	—	(100,622)	1,146,140

	$30,691,485	$—	$(5,510,124)	$25,181,361

The amortized cost and fair value of available-for-sale securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
September 30, 2024
Within one year	$—	$—
One to five years	1,047,852	954,879
Five to ten years	5,099,520	4,461,825
After ten years	11,034,545	9,003,063
	17,181,917	14,419,767
Mortgage-backed GSEs	12,121,645	10,286,565

Totals	$29,303,562	$24,706,332

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $6,799,000 and $1,051,000 at September 30, 2024 and March 31, 2024, respectively.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

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

The following table shows the number of securities and aggregate fair value depreciation at September 30, 2024 and March 31, 2024.

	September 30, 2024		March 31, 2024
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	Depreciation	securities	Depreciation
Available for sale
U.S. Government agencies	9	(14.4)%	9	(18.2)%
Mortgage-backed Government Sponsored Enterprises (GSEs)	41	(15.1)%	42	(17.2)%
State and political subdivisions	35	(16.9)%	35	(19.5)%
Time deposits	3	(9.0)%	5	(8.1)%

Total	88	(15.7)%	91	(18.0)%

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and March 31, 2024.

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,783,319	$(467,549)	$2,783,319	$(467,549)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	10,284,569	(1,835,083)	10,284,569	(1,835,083)
State and political subdivisions	—	—	10,957,118	(2,227,067)	10,957,118	(2,227,067)
Time deposits	—	—	679,330	(67,534)	679,330	(67,534)

Total portfolio	$—	$—	$24,704,336	$(4,597,233)	$24,704,336	$(4,597,233)

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,660,297	$(590,612)	$2,660,297	$(590,612)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	10,717,842	(2,231,211)	10,717,842	(2,231,211)
State and political subdivisions	—	—	10,657,082	(2,587,679)	10,657,082	(2,587,679)
Time deposits	—	—	1,146,140	(100,622)	1,146,140	(100,622)

Total portfolio	$—	$—	$25,181,361	$(5,510,124)	$25,181,361	$(5,510,124)

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

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

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

Note 3:Loans and Allowance for Credit Losses

Categories of loans were as follows:

	September 30,	March 31,
	2024	2024
Real estate loans:
Residential	$70,415,955	$69,160,096
Multi-family	1,515,361	1,909,791
Commercial	23,662,445	24,001,533
Construction and land	3,986,985	3,087,855
Home equity line of credit (HELOC)	4,140,359	4,191,076
Commercial and industrial	4,429,054	4,889,602
Consumer	1,611,224	1,792,888

Total loans	109,761,383	109,032,841

Less:
Net deferred loan fees	307,511	308,214
Allowance for credit losses	875,318	855,455

Net loans	$108,578,554	$107,869,172

Loan participations where the Company serves as lead lender and services the participation interests for other participating lenders are not included in the accompanying balance sheets. The unpaid principal balances of these loans were approximately $6,633,000 and $6,506,000 at September 30, 2024 and March 31, 2024, respectively.

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

September 30, 2024 and 2023

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

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months and six months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30, 2024
		Provision
		for
	Balance	(recovery of)			Balance
	June 30, 2024	credit losses	Charge-offs	Recoveries	September 30, 2024
Loans:
Real estate loans:
Residential	$375,091	$523	$—	$—	$375,614
Multi-family	8,013	(940)	—	—	7,073
Commercial	337,171	(6,373)	—	—	330,798
Construction and land	49,630	11,511	—	—	61,141
Home equity line of credit (HELOC)	22,451	(3,126)	—	—	19,325
Commercial and industrial	40,625	5,641	—	721	46,987
Consumer	37,837	(3,757)	—	300	34,380

Total loans	870,818	3,479	—	1,021	875,318

Off-balance sheet commitments	74,000	(18,203)	—	—	55,797

Total allowance for credit losses	$944,818	$(14,724)	$—	$1,021	$931,115

	Three Months Ended September 30, 2023
		Provision
		for
		(recovery
	Balance	of)			Balance
	June 30, 2023	credit losses	Charge-offs	Recoveries	September 30, 2023
Real estate loans:
Residential	$386,880	$15,990	$—	$—	$402,870
Multi-family	—	—	—	—	—
Commercial	308,664	25,575	—	4,735	338,974
Construction and land	122,304	(34,485)	—	—	87,819
Home equity line of credit (HELOC)	—	—	—	—	—
Commercial and industrial	50,843	(5,932)	—	960	45,871
Consumer	38,050	5,840	500	380	43,770

Total loans	$906,741	$6,988	$500	$6,075	$919,305

Off-balance sheet commitments	98,654	(13,756)	—	—	84,898

Total allowance for credit losses	$1,005,395	$(6,768)	$500	$6,075	$1,004,203

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

	Six Months Ended September 30, 2024
		Provision
		for
	Balance	(recovery of)			Balance
	March 31, 2024	credit losses	Charge-offs	Recoveries	September 30, 2024
Loans:
Real estate loans:
Residential	$394,445	$(18,831)	$—	$—	$375,614
Multi-family	—	7,073	—	—	7,073
Commercial	333,596	(2,798)	—	—	330,798
Construction and land	46,672	14,469	—	—	61,141
Home equity line of credit (HELOC)	—	19,325	—	—	19,325
Commercial and industrial	41,764	3,579	—	1,644	46,987
Consumer	38,978	(5,298)	—	700	34,380

Total loans	855,455	17,519	—	2,344	875,318

Off-balance sheet commitments	56,091	(294)	—	—	55,797

Total allowance for credit losses	$911,546	$17,225	$—	$2,344	$931,115

	Six Months Ended September 30, 2023
			Provision
			for
		Effect of	(recovery
	Balance	adoption of	of)			Balance
	March 31, 2023	ASC 326	credit losses	Charge-offs	Recoveries	September 30, 2023
Real estate loans:
Residential	$360,908	$11,949	$30,013	$—	$—	$402,870
Multi-family	13,350	(13,350)	—	—	—	—
Commercial	166,345	137,324	24,570	—	10,735	338,974
Construction and land	43,631	94,031	(49,843)	—	—	87,819
Home equity line of credit (HELOC)	16,034	(16,034)	—	—	—	—
Commercial and industrial	34,110	23,741	(13,901)	—	1,921	45,871
Consumer	7,958	24,833	16,149	5,551	382	43,771

Total loans	642,336	262,494	6,988	5,551	13,038	919,305

Off-balance sheet commitments	—	98,654	(13,756)	—	—	84,898

Total allowance for credit losses	$642,336	$361,148	$(6,768)	$5,551	$13,038	$1,004,203

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

The following tables present a breakdown of the allowance for credit losses and the recorded investment in loans by segment, disaggregated based on the evaluation method as of September 30, 2024 and March 31, 2024.

	Allowance for credit losses		Loans
	Ending balance, evaluated for credit losses		Ending balance, evaluated for credit losses
	Individually	Collectively	Individually	Collectively
September 30, 2024
Real estate loans:
Residential	$48,167	$327,447	$410,450	$70,005,505
Multi-family	936	6,137	52,732	1,462,629
Commercial	3,581	327,217	538,983	23,123,462
Construction and land	—	61,141	—	3,986,985
Home equity line of credit (HELOC)	—	19,325	—	4,140,359
Commercial and industrial	8,067	38,920	416,019	4,013,035
Consumer	—	34,380	—	1,611,224

Total loans	$60,751	$814,567	$1,418,184	$108,343,199

	Allowance for credit losses		Loans
	Ending balance, evaluated for credit losses		Ending balance, evaluated for credit losses
	Individually	Collectively	Individually	Collectively
March 31, 2024
Real estate loans:
Residential	$37,008	$357,437	$561,319	$68,598,777
Multi-family	—	—	—	1,909,791
Commercial	10,198	323,398	587,295	23,414,238
Construction and land	—	46,672	—	3,087,855
Home equity line of credit (HELOC)	—	—	—	4,191,076
Commercial and industrial	—	41,764	449,386	4,440,216
Consumer	—	38,978	—	1,792,888

Total loans	$47,206	$808,249	$1,598,000	$107,434,841

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

September 30, 2024 and 2023

Loss Loans considered uncollectible and of such little value that continuance as an asset without the establishment of a specific reserve is not warranted.

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans and consumer loans, by class as of September 30, 2024 and March 31, 2024, follows:

	Term Loans Amortized Cost Basis by Origination Year
	For the Six Months Ended September 30, 2024
	2025	2024	2023	2022	2021	Prior	Total
Multi-family
Risk rating:
Pass	$—	$—	$—	$221,732	$254,708	$1,038,921	$1,515,361
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$—	$—	$—	$221,732	$254,708	$1,038,921	$1,515,361

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$331,738	$2,647,316	$3,718,029	$6,603,029	$1,355,067	$8,638,259	$23,293,438
Special Mention	—	—	—	—	—	369,007	369,007
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$331,738	$2,647,316	$3,718,029	$6,603,029	$1,355,067	$9,007,266	$23,662,445

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$645,958	2,956,588	$384,439	$—	$—	$—	$3,986,985
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$645,958	$2,956,588	$384,439	$—	$—	$—	$3,986,985

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$122,136	$936,037	$284,511	$82,263	$251,926	$2,336,162	$4,013,035
Special Mention	52,211	—	250,000	—	—	113,808	416,019
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$174,347	$936,037	$534,511	$82,263	$251,926	$2,449,970	$4,429,054

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
	For the Six Months Ended September 30, 2024
	2025	2024	2023	2022	2021	Prior	Total
Residential real estate
Payment performance
Performing	$2,996,778	$5,992,686	$15,467,099	$23,543,976	$9,932,500	$12,285,027	$70,218,066
Nonperforming	—	—	—	—	131,784	66,105	197,889
Total	$2,996,778	$5,992,686	$15,467,099	$23,543,976	$10,064,284	$12,351,132	$70,415,955

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$319,258	$1,066,722	$1,672,512	$202,171	$178,237	$678,581	$4,117,481
Nonperforming	—	—	—	—	22,878	—	22,878
Total	$319,258	$1,066,722	$1,672,512	$202,171	$201,115	$678,581	$4,140,359

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$241,951	$630,737	$491,452	$161,628	$8,667	$76,789	$1,611,224
Nonperforming	—	—	—	—	—	—	—
Total	$241,951	$630,737	$491,452	$161,628	$8,667	$76,789	$1,611,224

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

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

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

	Term Loans Amortized Cost Basis by Origination Year
	For the Year Ended March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential real estate
Payment performance
Performing	$5,066,684	16,011,420	$24,329,104	$10,659,716	$2,980,257	$10,112,915	$69,160,096
Nonperforming	—	—	—	—	—	—	—
Total	$5,066,684	$16,011,420	$24,329,104	$10,659,716	$2,980,257	$10,112,915	$69,160,096

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$998,457	$1,870,198	$202,789	$198,098	$94,262	$827,272	$4,191,076
Nonperforming	—	—	—	—	—	—	—
Total	$998,457	$1,870,198	$202,789	$198,098	$94,262	$827,272	$4,191,076

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$818,884	$655,684	$197,152	$16,455	$52,012	$52,701	$1,792,888
Nonperforming	—	—	—	—	—	—	—
Total	$818,884	$655,684	$197,152	$16,455	$52,012	$52,701	$1,792,888

Current period gross charge-offs	$—	$—	$5,551	$—	$—	$—	$5,551

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three and six months ended September 30, 2024 and the year ended March 31, 2024.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2024 and March 31, 2024:

	September 30, 2024
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$1,017,477	$131,784	$66,105	$1,215,366	$69,200,589	$70,415,955	$—
Multi-family	—	—	—	—	1,515,361	1,515,361	—
Commercial	—	—	—	—	23,662,445	23,662,445	—
Construction and land	52,047	—	—	52,047	3,934,938	3,986,985	—
Home equity line of credit (HELOC)	93,061	93,796	22,878	209,735	3,930,624	4,140,359	—
Commercial and industrial	—	—	16,446	16,446	4,412,608	4,429,054	—
Consumer	141,211	—	—	141,211	1,470,013	1,611,224	—

Total	$1,303,796	$225,580	$105,429	$1,634,805	$108,126,578	$109,761,383	$—

	March 31, 2024
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$198,028	$—	$—	$198,028	$68,962,068	$69,160,096	$—
Multi-family	—	—	—	—	1,909,791	1,909,791	—
Commercial	—	—	—	—	24,001,533	24,001,533	—
Construction and land	—	—	—	—	3,087,855	3,087,855	—
Home equity line of credit (HELOC)	19,975	—	—	19,975	4,171,101	4,191,076	—
Commercial and industrial	—	—	—	—	4,889,602	4,889,602	—
Consumer	13,208	—	—	13,208	1,779,680	1,792,888	—

Total	$231,211	$—	$—	$231,211	$108,801,630	$109,032,841	$—

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

The following table presents the amortized cost basis and collateral type of collateral dependent loans by class as of September 30, 2024 and March 31, 2024:

	Real	Business
September 30, 2024	estate	assets	Total
Real estate loans:
Residential	$—	$—	$—
Multi-family	—	—	—
Commercial	369,007	—	369,007
Construction and land	—	—	—
Home equity line of credit (HELOC)	—	—	—
Commercial and industrial	—	416,019	416,019
Consumer	—	—	—

	$369,007	$416,019	$785,026

	Real	Business
March 31, 2024	estate	assets	Total
Real estate loans:
Residential	$—	$—	$—
Multi-family	—	—	—
Commercial	407,805	—	407,805
Construction and land	—	—	—
Home equity line of credit (HELOC)	—	—	—
Commercial and industrial	—	449,386	449,386
Consumer	—	—	—

	$407,805	$449,386	$857,191

Nonaccrual loans were as follows at September 30, 2024:

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$197,890		$197,890
Home equity line of credit (HELOC)	22,878		22,878
Commercial and industrial	16,447		16,447

Total nonaccrual loans	$237,215		$237,215

The Company had no nonaccrual loans at March 31, 2024.

There was one commercial and industrial loan in the amount of $52,000, or 1.2% of total commercial and industrial loans, modified for a borrower experiencing financial difficulties during the three months ended September 30, 2024 This modification increased the loan balance from $30,000 to $52,000 and extended the loan term by 3 years. The loan is performing at September 30, 2024. No loans were modified during the three month or six month period ended September 30, 2023.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

Note 4:Time Deposits

Time deposits in denominations of $250,000 or more were approximately $6,406,000 and $10,304,000 at September 30, 2024 and March 31, 2024, respectively.

At September 30, 2024, the scheduled maturities of time deposits were as follows:

September 30,
2024
Within one year	$25,092,179
One year to two years	6,963,313
Two years to three years	577,940
Three years to four years	309,645
Four years to five years	597,730
Thereafter	826,585

$34,367,392

At September 30, 2024 and March 31, 2024, the Company had one significant customer deposit account with a total deposit balance of approximately $11,804,000 and $21,092,000, respectively.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

Note 5:Borrowings

Federal Home Loan Bank (FHLB) advances consisted of the following as of September 30, 2024 and March 31, 2024:

	September 30, 2024		March 31, 2024
	Interest		Interest
	Rate	Amount	Rate	Amount
Scheduled to mature year ending March 31,
2025			1.64%	$1,000,000
2025	4.96%	$8,925,000	5.75	1,000,000
2026	5.40	1,000,000	5.90	1,000,000
		$9,925,000		$3,000,000

The Company has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Company and a blanket pledge of approximately $70,466,000 and $67,719,000 of its qualifying mortgage assets as of September 30, 2024 and March 31, 2024, respectively. Based on this collateral, the Company was eligible to borrow up to a total of approximately $35,667,000 and $44,887,000 as of September 30, 2024 and March 31, 2024, respectively.

Maturities of FHLB advances were as follows at September 30, 2024:

September 30,
2024
Within one year	$9,925,000
One year to two years	—

$9,925,000

The Company had an available line of credit with the Federal Reserve Bank totaling $7.4 million and $9.0 million at September 30, 2024 and March 31, 2024, respectively. The line of credit was collateralized by a pledge of certain commercial loans totaling $15,690,000 and $19,203,000 as of September 30, 2024 and March 31, 2024, respectively. The Company had no outstanding borrowings on this line at September 30, 2024 and March 31, 2024.

The Company also has an available line of credit with United Bankers Bank totaling $4,285,000 and $4,365,000 at September 30, 2024 and March 31, 2024, respectively. The Company had no outstanding borrowings on this line at September 30, 2024 and March 31, 2024.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2024 and March 31, 2024, that the Company met all capital adequacy requirements to which it is subject.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

The Company’s actual and required capital amounts and ratios as of September 30, 2024 and March 31, 2024 were as follows:

					To Be Well Capitalized
					Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2024
Total Capital
(to Risk-Weighted Assets)	$13,648	13.9%	$7,841	8.0%	$9,801	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$12,859	13.1%	$5,880	6.0%	$7,841	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$12,859	13.1%	$4,410	4.5%	$6,370	6.5%

Tier I Capital
(to Average Total Assets)	$12,859	8.5%	$6,022	4.0%	$7,528	5.0%

					To Be Well Capitalized
					Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2024
Total Capital
(to Risk-Weighted Assets)	$13,829	15.0%	$7,380	8.0%	$9,226	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$13,132	14.2%	$5,535	6.0%	$7,380	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$13,132	14.2%	$4,151	4.5%	$5,997	6.5%

Tier I Capital
(to Average Total Assets)	$13,132	8.7%	$6,056	4.0%	$7,570	5.0%

As of September 30, 2024 and March 31, 2024 the most recent notification from the regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and March 31, 2024:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
U.S. Government agencies	$2,783,319	$—	$2,783,319	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	10,286,565	—	10,286,565	—
State and political subdivisions	10,957,118	—	10,957,118	—
Time deposits	679,330	—	679,330	—

March 31, 2024
U.S. Government agencies	$2,660,297	$—	$2,660,297	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	10,717,842	—	10,717,842	—
State and political subdivisions	10,657,082	—	10,657,082	—
Time deposits	1,146,140	—	1,146,140	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the six months ended September 30, 2024 and the year ended March 31, 2024.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Collateral dependent loans	$44,144	$—	$—	$44,144

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
September 30, 2024
Collateral dependent loans	$44,144	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 50% (46%)

The Company had no assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis at March 31, 2024.

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets as of September 30, 2024 and March 31, 2024 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Cash and cash equivalents	$2,044,795	$2,044,795	2,044,795	$—	$—
Loans, net	108,578,554	103,329,000	—	—	103,329,000
Restricted stock	901,700	901,700	—	901,700	—
Bank owned life insurance	3,546,281	3,546,281	3,546,281	—	—
Accrued interest receivable	492,335	492,335	492,335	—	—

Financial liabilities:
Deposits	124,356,988	124,076,596	89,989,596	—	34,087,000
FHLB advances	9,925,000	9,969,000	—	—	9,969,000
Accrued interest payable	53,832	53,832	—	53,832	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$10,617,698	$10,617,698	$10,617,698	$—	$—
Loans, net	107,869,172	99,786,000	—	—	99,786,000
Restricted stock	515,000	515,000	—	515,000	—
Bank owned life insurance	3,491,015	3,491,015	3,491,015	—	—
Accrued interest receivable	483,027	483,027	483,027	—	—

Financial liabilities:
Deposits	142,092,312	141,311,781	99,686,781	—	41,625,000
FHLB advances	3,000,000	2,993,000	—	—	2,993,000
Accrued interest payable	25,245	25,245	—	25,245	—

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

Monroe Federal Savings and Loan Association

Notes to Financial Statements

September 30, 2024 and 2023

Note 8 – Subsequent Events

Plan of Conversion and Change in Corporate Form

On June 10, 2024 the Board of Directors of the Company adopted a plan of conversion (Plan). The Plan was approved by the Office of the Comptroller of the Currency and by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the Company at a special meeting of members. The Plan sets forth that the Company proposed to convert from the mutual form of ownership to the stock form of ownership with the establishment of a stock holding company (Monroe Federal Bancorp, Inc.), as parent of the Company. The Company converted to the stock form of ownership, followed by the issuance of all of the Company’s outstanding stock to Monroe Federal Bancorp, Inc.

The conversion and stock offering were completed effective October 23, 2024, with the issuance of 526,438 shares of Monroe Federal Bancorp, Inc. common stock. The costs of issuing the common stock were deferred and deducted from the sales proceeds of the offering. The Company had incurred $704,150 in deferred conversion costs as of September 30, 2024.

At the completion of the conversion to stock form, the Company established a liquidation account in the amount of the Company’s net worth reported in the Company’s latest balance sheet contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Company after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities and equity unchanged as a result.

Monroe Federal Bancorp, Inc.is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” Monroe Federal Bancorp, Inc. intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

Comparison of Financial Condition at September 30, 2024 and March 31, 2024

Total Assets. Total assets were $147.9 million at September 30, 2024, a decrease of $7.4 million, or 4.8%, from March 31, 2024. The decrease was primarily comprised of a decrease in cash and cash equivalents of $8.6 million and a decrease in available for sale investment securities of $475,000, which were partially offset by an increase in net loans of $709,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $8.6 million, or 80.7%, to $2.0 million at September 30, 2024 from $10.6 million at March 31, 2024. The decrease was due primarily to a decrease in deposits during the six months ended September 30, 2024.

Investment Securities. Investment securities available for sale decreased $475,000, or 1.9%, to $24.7 million at September 30, 2024, from $25.2 million at March 31, 2024. The decrease was primarily attributable to calls, maturities and repayments of securities totaling $1.3 million during the six months ended September 30, 2024, which was partially offset by a decrease in the level of unrealized losses on securities of $913,000. The improvement in the unrealized losses on securities was due to the 50 basis point decrease in the Federal funds rate by the Federal Reserve Board in September 2024.

Net Loans. Net loans increased by $709,000, or 0.7%, to $108.6 million at September 30, 2024 from $107.9 million at March 31, 2024. During the six months ended September 30, 2024, loan originations totaled $7.4 million, comprised primarily of $3.8 million of loans secured by one- to four-family residential real estate, $1.5 million of construction and land loans, $1.2 million home equity loans, $523,000 of commercial real estate loans and $180,000 of commercial and industrial loans. Consumer loan originations totaled $253,000, the majority of which were auto loans.

During the six months ended September 30, 2024, residential real estate loans increased $1.3 million, or 1.8%, to a total of $70.4 million at September 30, 2024 and construction and land loans increased $899,000, or 29.1%, to $4.0 million at September 30, 2024. These increases were partially offset by a decrease in multi-family loans of $394,000, or 20.7%, to $1.5 million at September 30, 2024, a decrease in commercial real estate loans of $339,000, or 1.4%, to $23.7 million at September 30, 2024 and a decrease in commercial and industrial loans of $461,000, or 9.4%, to $4.4 million at September 30, 2024.

The Bank’s overall loan growth has been achieved amid strong competition for one- to four-family residential mortgage loans and commercial loans in our market area.

The Bank’s strategy includes maintaining the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans and commercial real estate loans.

Deposits. Deposits decreased by $17.7 million, or 12.5%, to $124.4 million at September 30, 2024 from $142.1 million at March 31, 2024. Core deposits decreased $9.7 million, or 9.7%, to $90.0 million at September 30, 2024 from $99.7 million at March 31, 2024. Certificates of deposit decreased $8.0 million, or 19.0%, to $34.4 million at September 30, 2024 from $42.4 million at March 31, 2024. The decrease in core deposits was due primarily to a $9.3 million decrease in the account held by a significant commercial customer whose account balances can tend to fluctuate routinely in the normal course of business. The decrease in certificates of deposit was due primarily to outflows of higher rate accounts as management elected not to compete on interest rates during the period.

During the six months ended September 30, 2024, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $9.9 million at September 30, 2024, an increase of $6.9 million, or 230.8%, from the $3.0 million balance at March 31, 2024. The additional borrowings were obtained primarily to fund deposit outflows during the period. Advances totaling $8.9 million are scheduled to mature within three months from September 30, 2024.

Equity. Equity increased $519,000, or 6.1%, to $9.1 million at September 30, 2024, from $8.6 million at March 31, 2024. The increase was due primarily to a $721,000 decrease in the accumulated other comprehensive loss, which was partially offset by the $202,000 net loss for the six months ended September 30, 2024.

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

	For the Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$2,047	$24	4.69%	$2,910	$41	5.64%
Available-for-sale securities	29,808	125	1.68	32,614	134	1.66
Loans	109,719	1,315	4.79	111,654	1,253	4.49
Total interest-earning assets	141,574	1,464	4.14	147,178	1,428	3.88
Noninterest earning assets	8,003			6,484
Allowance for credit losses	(872)			(909)
Total assets	$148,705			$152,753

Interest-bearing liabilities:
Interest-bearing demand accounts	$33,684	2	0.02%	$32,751	2	0.02%
Savings accounts	19,234	6	0.12	22,284	4	0.07
Money market accounts	28,912	101	1.40	30,108	55	0.73
Certificates of deposit	36,278	359	3.96	37,924	320	3.38
Total interest-bearing deposits	118,108	468	1.58	123,067	381	1.24
Federal funds purchased	11,168	151	5.41	9,750	126	5.17
Federal Home Loan Bank advances	70	1	5.71	82	1	4.88
Total interest-bearing liabilities	129,346	620	1.92	132,899	508	1.53
Noninterest-bearing demand deposits	8,274			9,150
Other noninterest-bearing liabilities	2,711			2,449
Total liabilities	140,331			144,498
Total equity	8,374			8,255
Total liabilities and equity	148,705			152,753
Net interest income		$844			$920
Net interest rate spread (1)			2.22%			2.35%
Net interest-earning assets (2)	$12,228			$14,279
Net interest margin (3)			2.38%			2.50%
Average interest-earning assets to interest-bearing liabilities	109.45%			110.74%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$3,699	$112	6.06%	$3,128	$86	5.50%
Available-for-sale securities	30,160	250	1.66	32,905	272	1.65
Loans	109,462	2,591	4.73	111,369	2,468	4.43
Total interest-earning assets	143,321	2,953	4.12	147,402	2,826	3.83
Noninterest earning assets	7,578			6,722
Allowance for credit losses	(864)			(953)
Total assets	$150,035			$153,171

Interest-bearing liabilities:
Interest-bearing demand accounts	$36,613	4	0.02%	$32,719	3	0.02%
Savings accounts	18,987	9	0.09	23,479	10	0.09
Money market accounts	29,202	172	1.18	30,177	100	0.66
Certificates of deposit	38,073	749	3.93	37,030	589	3.18
Total interest-bearing deposits	122,875	934	1.52	123,405	702	1.14
Federal funds purchased	7,373	191	5.18	9,536	232	4.87
Federal Home Loan Bank advances	55	2	7.27	167	5	5.99
Total interest-bearing liabilities	130,303	1,127	1.73	133,108	939	1.41
Noninterest-bearing demand deposits	8,211			9,203
Other noninterest-bearing liabilities	3,019			2,493
Total liabilities	141,533			144,804
Total equity	8,502			8,367
Total liabilities and equity	150,035			153,171
Net interest income		$1,826			$1,887
Net interest rate spread (1)			2.39%			2.42%
Net interest-earning assets (2)	$13,018			$14,294
Net interest margin (3)			2.55%			2.56%
Average interest-earning assets to interest-bearing liabilities	109.99%			110.74%

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

	Three Months Ended September 30,
	2024 vs. 2023
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Other interest-earning assets	($ 11)	($ 6)	($ 17)
Investment securities	(12)	3	(9)
Loans	(21)	83	62
Total interest-earning assets	(44)	80	36

Interest-bearing liabilities:
Interest-bearing demand	-	-	-
Savings accounts	(1)	3	2
Money market	(2)	48	46
Certificates of deposit	(14)	53	39
Total deposits	(17)	104	87
Federal Home Loan Bank advances	19	6	25
Federal funds purchased	-	-	-
Total interest-bearing liabilities	2	110	112

Change in net interest income	($ 46)	($ 30)	($ 76)

	Six Months Ended September 30,
	2024 vs. 2023
	Increase (Decrease)		Total
	Due to:		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans, net	$17	$9	$26
Available-for-sale securities	(23)	1	(22)
Other interest-earning assets	(43)	166	123
Total interest-earning assets	(49)	176	127

Interest-bearing liabilities:
Interest-bearing demand accounts	—	1	1
Savings accounts	(2)	1	(1)
Money market accounts	(3)	75	72
Certificates of deposit	17	143	160
Total deposits	12	220	232
Federal funds purchased	(56)	15	(41)
Federal Home Loan Bank advances	(4)	1	(3)
Total interest-bearing liabilities	(48)	236	188

Change in net interest income	$(1)	$(60)	$(61)

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. The Company reported a net loss for the three months ended September 30, 2024 of $86,000, a decrease of $116,000 compared to net income of $30,000 for the three months ended September 30, 2023. The decrease in net income was primarily due to a $76,000 decrease in net interest income and a $72,000 increase in noninterest expenses, which were partially offset by an $8,000 increase in the recovery of credit losses and a $25,000 increase in the income tax benefit.

Interest Income. Interest income increased $36,000, or 2.5%, to $1.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was attributable to a $62,000, or 4.9%, increase in interest on loans receivable, which was partially offset by a $9,000, or 6.7%, decrease in interest on investment securities and a $17,000, or 41.5%, decrease in interest on interest-bearing deposits and other assets.

The average yield on loans increased by 30 basis points to 4.79% for the three months ended September 30, 2024 from 4.49% for the three months ended September 30, 2023, while the average balance of loans decreased by $1.9 million, or 1.7%, during the three months ended September 30, 2024 compared to the average balance for the three months ended September 30, 2023. The increase in average yield on loans reflects the increase in the overall interest rate environment period-to-period. The increases in interest rates have provided higher yields on newly originated loans, as well as the Company’s adjustable-rate loans, which have adjusted upward and should continue to rise provided the higher interest rate environment persists.

The average balance of investment securities decreased $2.8 million, or 8.6%, to $29.8 million for the three months ended September 30, 2024 from $32.6 million for the three months ended September 30, 2023, while the average yield on investment securities increased by four basis points to 1.68% for the three months ended September 30, 2024 from 1.64% for the three months ended September 30, 2023.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, decreased $17,000, or 41.5%, for the three months ended September 30, 2024, due to a decrease in the average yield of 95 basis points, to 4.69% for the three months ended September 30, 2024 from 5.64% for the three months ended September 30, 2023, and a decrease in the average balance of $863,000, or 29.7%.

Interest Expense. Total interest expense increased $112,000, or 22.0%, to $620,000 for the three months ended September 30, 2024 from $508,000 for the three months ended September 30, 2023. Interest expense on deposits increased $87,000, or 22.8%, due primarily to an increase of 34 basis points in the average cost of deposits to 1.58% for the three months ended September 30, 2024 from 1.24% for the three months ended September 30, 2023, which was partially offset by a decrease of $5.0 million, or 4.0%, in the average balance of interest-bearing deposits to $118.1 million for the three months ended September 30, 2024 from $123.1 million for the three months ended September 30, 2023.

Interest expense on borrowings increased $25,000, or 19.7%, to $152,000 for the three months ended September 30, 2024, compared to $127,000 for the three months ended September 30, 2023. The increase was due to a $1.4 million, or 14.3%, increase in the average balance outstanding, to $11.2 million for the three months ended September 30, 2024 from $9.8 million for the three months ended September 30, 2023, and a 24 basis point increase in the weighted-average rate, to 5.41% for the three months ended September 30, 2024 compared to 5.17% for the three months ended September 30, 2023.

Net Interest Income. Net interest income decreased $76,000, or 8.3%, to $844,000 for the three months ended September 30, 2024 compared to $920,000 for the three months ended September 30, 2023. The decrease reflected a decrease in the interest rate spread to 2.22% for the three months ended September 30, 2024 from 2.35% for the three months ended September 30, 2023, while the average net interest earning assets decreased $2.1 million period-to-period. The net interest margin decreased to 2.38% for the three months ended September 30, 2024 from 2.50% for the three months ended September 30, 2023. The interest rate spread and net interest margin were impacted by a series of interest rate increases in the economy during 2023 and 2022 and to a lesser extent, a recent 50 basis point reduction in the federal funds rate by the Federal Reserve Board.

Provision for (Recovery of) Credit Losses. The Company recorded a recovery of credit losses of $15,000 for the three months ended September 30, 2024, an increase of $8,000 compared to a recovery of $7,000 recorded for the three months ended September 30, 2023. The allowance for credit losses on loans was $875,000 at September 30, 2024, an increase of $20,000, or 2.3%, over the $855,000 total at March 31, 2024. The allowance for credit losses on off-balance sheet commitments was $56,000 at September 30, 2024 and March 31, 2024. The decrease in the overall allowance for credit losses was comprised of a $15,000 recovery of credit losses and $1,000 in loan recoveries during the period. The allowance for credit losses on loans represented 0.80% of total loans at September 30, 2024, and 0.79% at March 31, 2024.

The determination over the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company’s nonperforming loans totaled $237,000 at September 30, 2024, compared to nonperforming loans of $605,000 at September 30, 2023. Classified loans totaled $174,000 at September 30, 2024, compared to $605,000 at September 30, 2023, and total loans past due greater than 30 days were $1.6 million and $783,000 at those respective dates.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $85,000 for the three months ended September 30, 2024, a decrease of $2,000, or 2.0%, from $87,000 for the three months ended September 30, 2023. The decrease was attributable primarily to a $4,000, or 34.2%, decrease in other income, which was due primarily to a decrease in rental income, which was partially offset by a $3,000, or 11.7%, increase in the cash surrender value of life insurance.

Noninterest Expense. Noninterest expense increased $72,000, or 7.2%, to $1.1 million for the three months ended September 30, 2024, compared to $992,000 for the three months ended September 30, 2023. The increase was due primarily to a $67,000, or 13.8%, increase in salaries and employee benefits and a $5,000, or 4.1%, increase in data processing fees, which were partially offset by a $5,000, or 23.3%, decrease in advertising.

The increase in salaries and employee benefits was due primarily to an increase in staffing related to the new branch office and normal merit increases year-to-year.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. The Company’s income tax benefit provision increased by $25,000, or 291.8%, to a total of $34,000 for the three months ended September 30, 2024, compared to a benefit provision of $9,000 the three months ended September 30, 2023. The increase in the income tax benefit provision was due primarily to a $142,000 decrease in pretax income. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

Comparison of Operating Results for the Six Months Ended September 30, 2024 and 2023

General. The Company reported a net loss for the six months ended September 30, 2024 of $202,000, a decrease of $252,000 compared to net income of $50,000 for the six months ended September 30, 2023. The decrease in net income was primarily due to a $61,000 decrease in net interest income, a $24,000 increase in the provision for credit losses and a $223,000 increase in noninterest expenses, which were partially offset by and a $57,000 increase in the income tax benefit.

Interest Income Interest income increased $127,000, or 4.5%, to $3.0 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. This increase was attributable to a $123,000, or 5.0%, increase in interest on loans receivable and a $26,000, or 30.2%, increase in interest on interest-bearing deposits and other assets, which were partially offset by a $22,000, or 8.1%, decrease in interest on investment securities.

The average yield on loans increased by 30 basis points to 4.73% for the six months ended September 30, 2024 from 4.43% for the six months ended September 30, 2023, while the average balance of loans decreased by $1.9 million, or 1.7%, during the six months ended September 30, 2024 compared to the average balance for the six months ended September 30, 2023. The increase in average yield on loans reflects the increase in the overall interest rate environment period-to-period. The increases in interest rates have provided higher yields on newly originated loans, as well as the Company’s adjustable-rate loans, which have adjusted upward and should continue to rise provided the higher interest rate environment persists.

The average balance of investment securities decreased $2.7 million to $30.2 million for the six months ended September 30, 2024 from $32.9 million for the six months ended September 30, 2023, while the average yield on investment securities increased by one basis point to 1.66% for the six months ended September 30, 2024 from 1.65% for the six months ended September 30, 2023.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, increased $26,000, or 30.2%, for the six months ended September 30, 2024, due to an increase in the average yield of 56 basis points, to 6.06% for the six months ended September 30, 2024 from 5.50% for the six months ended September 30, 2023, and an increase in the average balance of $571,000, or 18.3%. The increase in average yield was due to the increase in interest rates in the overall economy period-to-period.

Interest Expense Total interest expense increased $188,000, or 20.0%, to $1.1 million for the six months ended September 30, 2024 from $939,000 for the six months ended September 30, 2023. Interest expense on deposits increased $232,000, or 33.0%, due primarily to an increase of 38 basis points in the average cost of deposits to 1.52% for the six months ended September 30, 2024 from 1.14% for the six months ended September 30, 2023, which was partially offset by a decrease of $534,000, or 0.4%, in the average balance of interest-bearing deposits to $122.9 million for the six months ended September 30, 2024 from $123.4 million for the six months ended September 30, 2023.

Interest expense on borrowings decreased $44,000, or 18.6%, to $193,000 for the six months ended September 30, 2024, compared to $237,000 for the six months ended September 30, 2023. The decrease was due to a $2.3 million, or 23.4%, decrease in the average balance outstanding, to $7.4 million for the six months ended September 30, 2024 from $9.7 million for the six months ended September 30, 2023, which was partially offset by a 33 basis point increase in the weighted-average rate, to 5.20% for the six months ended September 30, 2024 compared to 4.89% for the six months ended September 30, 2023.

Net Interest Income. Net interest income decreased $61,000, or 3.2%, to $1.8 million for the six months ended September 30, 2024 compared to $1.9 million for the six months ended September 30, 2023. The decrease reflected a decrease in the interest rate spread to 2.39% for the six months ended September 30, 2024 from 2.42% for the six months ended September 30, 2023, while the average net interest earning assets decreased $1.3 million period-to-period. The net interest margin decreased to 2.55% for the six months ended September 30, 2024 from 2.56% for the six months ended September 30, 2023. The interest rate spread and net interest margin were impacted by a series of interest rate increases in the economy during 2023 and 2022, and to a lesser extent, a recent 50 basis point reduction in the federal funds rate by the Federal Reserve Board.

Provision for Credit Losses. The provision for credit losses totaled $17,000 for the six months ended September 30, 2024, compared to a recovery recorded for the six months ended September 30, 2023. The allowance for credit losses on loans was $875,000 at September 30, 2024, an increase of $20,000, or 2.3%, over the $855,000 total at March 31, 2024. The allowance for credit losses on off-balance sheet commitments was $56,000 at both September 30, 2024 and March 31, 2024. The increase in the overall allowance for credit losses was comprised of a $17,000 recovery of credit losses and $2,000 in loan recoveries during the period. The allowance for credit losses on loans represented 0.80% of total loans at September 30, 2024, and 0.79% at March 31, 2024.

The determination over the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company’s nonperforming loans totaled $237,000 at September 30, 2024, compared to nonperforming loans of $605,000 at September 30, 2023. Classified loans totaled $174,000 at September 30, 2024, compared to $605,000 at September 30, 2023, and total loans past due greater than 30 days were $1.6 million and $783,000 at those respective dates.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Noninterest income totaled $173,000 for both the six months ended September 30, 2024 and 2023. A $7,000, or 31.4%, decrease in other income, due primarily to a decrease in rental income, was partially offset by a $6,000, or 12.0%, increase in the cash surrender value of life insurance.

Noninterest Expense. Noninterest expense increased $223,000, or 11.0%, to $2.3 million for the six months ended September 30, 2024, compared to $2.0 million for the six months ended September 30, 2023. The increase was due primarily to a $133,000, or 164.2%, increase in professional fees, a $94,000, or 9.3%, increase in salaries and employee benefits.

The increase in professional services expense was due primarily to an increase in audit fees as the Company’s financial statements were reaudited in connection with the planned mutual-to-stock conversion transaction. The increase in salaries and employee benefits was due primarily to an increase in staffing related to the new branch office and normal merit increases year-to-year.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Provision (Benefit) for Income Taxes. The Company’s income tax benefit provision increased by $57,000, or 283.1%, to a total of $77,000 for the six months ended September 30, 2024, compared to a benefit provision of $20,000 the six months ended September 30, 2023. The increase in the income tax benefit provision was due primarily to a $308,000 decrease in pretax income. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

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

The following table sets forth, as of September 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within the policy limits established by our board of directors except that the decrease in EVE at the positive 200 and 300 basis point levels exceeded policy limits.

At September 30, 2024
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
		(Decrease) in			Increase
		EVE			(Decrease)
Change in Interest	Estimated				(basis
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)

		(Dollars in thousands)
300	$10,916	$(6,761)	(38.25)%	8.56%	(374)
200	$13,401	$(4,276)	(24.19)%	10.09%	(221)
100	$15,991	$(1,686)	(9.54)%	11.57%	(73)
Level	$17,677	—%		12.30%	—
(100)	$18,806	$1,129	6.39%	12.63%	33
(200)	$18,965	$1,288	7.28%	12.36%	6
(300)	$17,982	$305	1.73%	11.45%	(85)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2024, we would have experienced a 24.2% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 7.3% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The table sets forth, as of September 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At September 30, 2024
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
300	$3,461	(3.57)%
200	$3,546	(1.19)%
100	$3,626	1.04%
Level	$3,589	—
(100)	$3,549	(1.09)%
(200)	$3,478	(3.09)%
(300)	$3,308	(7.82)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.

The table above indicates that as of September 30, 2024, we would have experienced a 1.2% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 3.1% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rate.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and a correspondent bank. At September 30, 2024, we had the ability to borrow up to $35.7 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At September 30, 2024, we had $9.9 million of outstanding advances under this facility. At September 30, 2024, we had no outstanding borrowings from the Federal Reserve Bank of Cleveland but had the capacity to borrow up to $7.4 million. At September 30, 2024, we had no outstanding borrowings from the correspondent bank but had the capacity to borrow up to $4.3 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the six months ended September 30, 2024, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $8.6 million. Net cash used in providing by investing activities amounted to $185,000, net cash used in financing activities amounted to $7.7 million, and net cash used in operating activities amounted to $1.0 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2024, the Company was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 6 to the notes to financial statements.

Off-Balance Sheet Arrangements. At September 30, 2024, we had $15.7 million of outstanding commitments, consisting of $1.9 million in commitments to originate loans and $13.8 million of undisbursed funds on previously originated loans. At September 30, 2024, certificates of deposit that are scheduled to mature on or before September 30, 2025, totaled $25.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Effective October 23, 2024, Monroe Federal Bancorp, Inc. (“Monroe Federal Bancorp”) completed its initial public stock offering in connection with the Company’s conversion from the mutual form of organization to the stock form of organization. Monroe Federal Bancorp sold 526,438 shares of its common stock at $10.00 per share pursuant to a Registration Statement on Form S-1, as amended (SEC File No. 333-280165), which was declared effective by the Securities and Exchange Commission on August 9, 2024. The stock offering resulted in gross offering proceeds of $5.3 million and net offering proceeds (after payment of offering expenses) of approximately $3.9 million. From the net offering proceeds, the Company lent $368,510 to the Company’s employee stock ownership plan (which used those funds to purchase 36,851 shares of Monroe Federal Bancorp common stock in the stock offering), invested $1.9 million in the Company as a capital contribution, and retained the remaining $1.6 million for general corporate purposes. Performance Trust Capital Partners, LLC served as Monroe Federal Bancorp’s marketing agent in connection with the stock offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Changes in Equity Capital, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

MONROE FEDERAL BANCORP, INC.

/s/ Lewis R. Renollet
Date: November 14, 2024	Lewis R. Renollet
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 14, 2024	/s/ Lisa M. Bird
Lisa M. Bird
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer