Form 10-Q
period 2024-12-31
Monroe Federal Bancorp, Inc.
filed 2025-02-14
CIK 2024899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

526,438 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 14, 2025.

Monroe Federal Bancorp, Inc.

Form 10-Q

Part I — Financial Information

Item 1. Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Balance Sheets

	December 31,	March 31,
	2024	2024
	(Unaudited)
Assets
Cash and due from banks	$1,348,499	$2,981,089
Interest-bearing deposits in other financial institutions	393,605	7,529,609
Federal funds sold	710,000	107,000
Cash and cash equivalents	2,452,104	10,617,698

Available-for-sale securities	23,204,214	25,181,361
Loans receivable	108,165,466	108,724,627
Allowance for credit losses	(915,129)	(855,455)
Net loans	107,250,337	107,869,172

Premises and equipment	5,183,049	5,339,998
Restricted stock	901,700	515,000
Bank owned life insurance	3,575,237	3,491,015
Accrued interest receivable	447,413	483,027
Net deferred federal income taxes	1,395,408	1,328,523
Other assets	478,349	511,468
Total assets	$144,887,811	$155,337,262

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand	$46,144,767	$48,459,382
Savings and money market	51,118,526	51,227,399
Time	32,835,398	42,405,531
Total deposits	130,098,691	142,092,312
Advances from the Federal Home Loan Bank	1,000,000	3,000,000
Advances by borrowers for taxes and insurance	573,323	329,730
Directors plan liability	288,460	762,416
Accrued interest payable and other liabilities	1,129,867	588,099
Total liabilities	133,090,341	146,772,557

Stockholders' Equity
Preferred stock - $.01 par value, 1,000,000 shares authorized	—	—
Common stock - $.01 par value, 14,000,000 shares authorized, 526,438 shares issued at December 31, 2024	5,264	—
Additional paid in capital	3,858,126	—
Unallocated common stock of ESOP	(350,084)	—
Retained earnings	12,595,524	12,917,702
Treasury stock - 21,000 shares	(210,000)	—
Deferred compensation plan - Rabbi Trust - 21,000 shares	210,000	—
Accumulated other comprehensive loss	(4,311,360)	(4,352,997)
Total stockholders' equity	11,797,470	8,564,705
Total liabilities and stockholders' equity	$144,887,811	$155,337,262

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Interest income
Loans	$1,322,355	$1,259,155	$3,912,948	$3,727,402
Investment securities	120,897	132,349	371,165	403,748
Interest-bearing deposits and other	28,467	40,565	140,659	126,867

Total interest income	1,471,719	1,432,069	4,424,772	4,258,017

Interest expense
Deposits	463,986	425,861	1,398,353	1,128,170
Borrowings	74,499	119,386	267,329	356,055

Total interest expense	538,485	545,247	1,665,682	1,484,225

Net interest income	933,234	886,822	2,759,090	2,773,792

Provision for (recovery of) credit losses	60,932	(32,051)	78,157	(38,819)

Net interest income after provision for (recovery of) credit losses	872,302	918,873	2,680,933	2,812,611

Noninterest income
Service fees on deposits	44,397	45,479	132,923	133,956
Late charges and fees on loans	2,433	2,884	6,768	7,623
Loan servicing fees	4,086	3,773	12,226	10,883
Increase in cash surrender value of bank owned life insurance	28,956	25,366	84,222	74,706
Other income	9,599	9,001	26,416	32,755

Total noninterest income	89,471	86,503	262,555	259,923

Noninterest expense
Salaries and employee benefits	532,039	543,503	1,636,625	1,554,431
Directors fees	30,700	29,701	91,700	89,598
Occupancy and equipment	135,828	135,770	412,468	401,085
Data processing fees	136,290	139,940	397,625	400,551
Franchise taxes	16,916	—	51,832	40,626
FDIC insurance premiums	24,919	39,999	70,056	78,601
Professional services	72,840	37,242	286,716	118,191
Advertising	15,995	17,478	58,979	67,673
Other	123,049	126,301	342,714	356,261

Total noninterest expense	1,088,576	1,069,934	3,348,715	3,107,017

Loss before income taxes	(126,803)	(64,558)	(405,227)	(34,483)

Provision (benefit) for income taxes	(6,373)	(20,222)	(83,049)	(40,235)

Net (loss) income	$(120,430)	$(44,336)	$(322,178)	$5,752

Earnings (loss) per average share - basic and diluted	$(0.25)	n/a	$(0.66)	n/a

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net (loss) income	$(120,430)	$(44,336)	$(322,178)	$5,752

Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities	(860,188)	1,940,215	52,706	228,141

Tax benefit (expense)	180,639	(407,445)	(11,069)	(47,910)

Other comprehensive (loss) income	(679,549)	1,532,770	41,637	180,231

Comprehensive (loss) income	$(799,979)	$1,488,434	$(280,541)	$185,983

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended					Accumulated
December 31, 2023 and			Unallocated		Other			Deferred
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury		Compensation Plan
December 31, 2024	Stock	Paid-in-Capital	of ESOP	Earnings	Income (Loss)	Stock		Rabbi Trust	Total
Balance at October 1, 2023	$—	$—	$—	$12,908,020	$(5,710,205)	$		$—	$7,197,815

Net loss	—	—	—	(44,336)	—			—	(44,336)

Other comprehensive income	—	—	—	—	1,532,770			—	1,532,770

Balance at December 31, 2023	$—	$—	$—	$12,863,684	$(4,177,435)	$		$—	$8,686,249

Balance at October 1, 2024	$—	$—	$—	$12,715,954	$(3,631,811)	$		$—	$9,084,143

Net loss	—	—	—	(120,430)	—			—	(120,430)

Proceeds from issuance of shares of common stock	5,264	3,858,126	—	—	—			—	3,863,390

Purchase of ESOP shares	—	—	(368,510)	—	—			—	(368,510)

Release of ESOP shares			18,426						18,426

Purchase of treasury stock (deferred compensation plans)	—	—	—	—	—		(210,000)	—	(210,000)

Treasury stock held (deferred compensation plans)	—	—	—	—	—			210,000	210,000

Other comprehensive loss	—	—	—	—	(679,549)			—	(679,549)

Balance at December 31, 2024	$5,264	$3,858,126	$(350,084)	$12,595,524	$(4,311,360)		$(210,000)	$210,000	$11,797,470

For the nine months ended December 31, 2023 and December 31, 2024
Balance at April 1, 2023	$—	$—	$—	$13,143,242	$(4,357,666)	$		$—	$8,785,576

Effect of change in accounting principle - ASC 326	—	—	—	(285,310)	—			—	(285,310)

Net income	—	—	—	5,752	—			—	5,752

Other comprehensive income	—	—	—	—	180,231			—	180,231

Balance at December 31, 2023	$—	$—	$—	$12,863,684	$(4,177,435)	$		$—	$8,686,249

Balance at April 1, 2024	$—	$—	$—	$12,917,702	$(4,352,997)	$		$—	$8,564,705

Net loss	—	—	—	(322,178)	—			—	(322,178)

Proceeds from issuance of shares of common stock	5,264	3,858,126	—	—	—			—	3,863,390

Purchase of ESOP shares	—	—	(368,510)	—	—			—	(368,510)

Release of ESOP shares			18,426						18,426

Shares purchased by trust	—	—	—	—	—		(210,000)		(210,000)

Shares held by trust	—	—	—	—	—			210,000	210,000

Other comprehensive income	—	—	—	—	41,637			—	41,637

Balance at December 31, 2024	$5,264	$3,858,126	$(350,084)	$12,595,524	$(4,311,360)		$(210,000)	$210,000	$11,797,470

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2024	2023
Operating Activities
Net (loss) income	$(322,178)	$5,752
Items not requiring (providing) cash:
Depreciation and amortization	192,884	189,210
Amortization of premiums and discounts	117,505	135,549
Amortization of deferred loan fees	(35,925)	67,165
Provision (Benefit) for deferred income taxes	(77,954)	(21,539)
Provision for (recovery of) credit losses	78,157	(38,819)
Increase in cash surrender value of bank owned life insurance	(84,222)	(74,706)
Release of ESOP shares	18,426	—
Changes in:
Accrued interest receivable	35,614	(36,143)
Other assets	33,119	59,886
Accrued interest payable and other liabilities	256,686	(409,977)

Net cash provided by (used in) operating activities	212,112	(123,622)

Investing Activities
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,912,348	1,597,596
Net change in loans	597,729	(2,298,153)
Purchase of premises and equipment	(35,935)	(95,329)
Purchase of restricted stock	(386,700)	(186,000)
Proceeds from redemption of restricted stock	—	260,600

Net cash provided by (used in) investing activities	2,087,442	(721,286)

Financing Activities
Net (decrease) increase in deposit accounts	(11,993,621)	16,374,881
Net decrease in federal funds purchased	—	(865,000)
Proceeds from Federal Home Loan Bank advances	41,059,000	18,400,000
Repayment of Federal Home Loan Bank advances	(43,059,000)	(27,900,000)
Increase in advances from borrowers for taxes and insurance	243,593	268,167
Gross proceeds from stock offering	5,269,644	—
Stock offering costs, net	(1,406,254)	—
Purchase of ESOP shares	(368,510)	—
Purchase of treasury stock (deferred compensation plans)	(210,000)	—
Net cash (used in) provided by financing activities	(10,465,148)	6,278,048

(Decrease) Increase in Cash and Cash Equivalents	(8,165,594)	5,433,140

Cash and Cash Equivalents, Beginning of Period	10,617,698	2,927,788

Cash and Cash Equivalents, End of Period	$2,452,104	$8,360,928

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,711,279	$1,496,638
Income taxes paid	—	45,000

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to assets acquired through foreclosure	$—	$12,481

See notes to consolidated financial statements.

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Monroe Federal Bancorp, Inc. (“Monroe Federal Bancorp” or the “Company”) is a Maryland corporation incorporated on May 21, 2024 to serve as the savings and loan holding company for Monroe Federal Savings and Loan Association (the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on October 23, 2024. In connection with the Conversion, Monroe Federal Bancorp acquired 100% ownership of Monroe Federal Savings and Loan Association and the Company sold 526,438 shares of its common stock at $10.00 per share, for gross offering proceeds of $5,264,380. The cost of the conversion and issuance of common stock was approximately $1.4 million, which was deducted from the gross offering proceeds. The Company’s employee stock ownership plan purchased 36,851 shares of the common stock sold by the Company, which was equal to 7% of the shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $2.0 million of the net proceeds from the offering to the Bank, loaned $368,510 of the net proceeds to the ESOP and retained approximately $1.9 million of the net proceeds.

Monroe Federal Savings and Loan Association is a federally chartered mutual thrift engaged primarily in the business of providing a variety of deposit and lending services to individual customers in western Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgages, commercial, home equity lines of credit and installment loans. Its operations are conducted through its four office locations in Tipp City, Vandalia and Dayton, Ohio. The Company faces competition from other financial institutions and is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The financial statements included herein as of December 31, 2024, and for the interim three- and nine-month periods ended December 31, 2024 and 2023 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the financial statements. The results of operations for the three- and nine – months ended December 31, 2024 are not necessarily indicative of the results of operations for the full fiscal year.

The accompanying unaudited financial statements and related notes should be read in conjunction with the Bank’s audited financial statements and the notes thereto included in the Company’s prospectus dated August 9, 2024, as filed by Monroe Federal Bancorp with the Securities and Exchange Commission on August 19, 2024.

Principles of Consolidation

The consolidated financial statements as of and for the three and nine months ended December 31, 2024, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The financial statements as of and for the period ended December 31, 2023 represent the Bank only, as the conversion to stock form, including the formation of Monroe Federal Bancorp, was completed on October 23, 2024. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

The Company adopted Accounting Standards Update (ASU) No. 2016-13 Financial Instruments—Credit Losses (Topic 326), effective April 1, 2023, using the modified retrospective method for financial assets measured at amortized cost and off-balance-sheet credit exposures. ASC 326 replaced the incurred loss impairment methodology with a new “current expected credit loss” (CECL) methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an estimate of all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.

Available-for-sale securities

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

Loans

The ACL is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. Accrued interest receivable on loans totaled $318,628 and $348,007 at December 31, 2024 and March 31, 2024,

respectively. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modification will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments totaled $77,217 and $56,091 at December 31, 2024 and March 31, 2024, respectively, and is included in other liabilities on the balance sheet.

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

Note 2:Investment Securities

The amortized cost and fair values, together with gross unrealized gains and losses on securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
December 31, 2024
U.S. Government agencies	$3,250,839	$—	$(572,034)	$2,678,805
Mortgage-backed Government Sponsored Enterprises (GSEs)	11,759,060	—	(2,118,105)	9,640,955
State and political subdivisions	12,904,817	—	(2,695,747)	10,209,070
Time deposits	746,916	—	(71,532)	675,384
	$28,661,632	$	$(5,457,418)	$23,204,214

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2024
U.S. Government agencies	$3,250,909	$—	$(590,612)	$2,660,297
Mortgage-backed Government Sponsored Enterprises (GSEs)	12,949,053	—	(2,231,211)	10,717,842
State and political subdivisions	13,244,761	—	(2,587,679)	10,657,082
Time deposits	1,246,762	—	(100,622)	1,146,140

	$30,691,485	$—	$(5,510,124)	$25,181,361

The amortized cost and fair value of available-for-sale securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
December 31, 2024
Within one year	$—	$—
One to five years	1,047,859	943,685
Five to ten years	5,108,060	4,330,393
After ten years	10,746,653	8,289,181
	16,902,572	13,563,259
Mortgage-backed GSEs	11,759,060	9,640,955

Totals	$28,661,632	$23,204,214

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $6,423,000 and $1,051,000 at December 31, 2024 and March 31, 2024, respectively.

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

The following table shows the number of securities and aggregate fair value depreciation at December 31, 2024 and March 31, 2024.

	December 31, 2024		March 31, 2024
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	Depreciation	securities	Depreciation
Available for sale
U.S. Government agencies	9	(17.6)%	9	(18.2)%
Mortgage-backed Government Sponsored Enterprises (GSEs)	41	(18.0)%	42	(17.2)%
State and political subdivisions	34	(20.9)%	35	(19.5)%
Time deposits	3	(9.6)%	5	(8.1)%

Total portfolio	87	(19.0)%	91	(18.0)%

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and March 31, 2024.

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,678,805	$(572,034)	$2,678,805	$(572,034)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	9,640,955	(2,118,105)	9,640,955	(2,118,105)
State and political subdivisions	—	—	10,209,070	(2,695,747)	10,209,070	(2,695,747)
Time deposits	—	—	675,384	(71,532)	675,384	(71,532)

Total portfolio	$—	$—	$23,204,214	$(5,457,418)	$23,204,214	$(5,457,418)

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,660,297	$(590,612)	$2,660,297	$(590,612)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	10,717,842	(2,231,211)	10,717,842	(2,231,211)
State and political subdivisions	—	—	10,657,082	(2,587,679)	10,657,082	(2,587,679)
Time deposits	—	—	1,146,140	(100,622)	1,146,140	(100,622)

Total portfolio	$—	$—	$25,181,361	$(5,510,124)	$25,181,361	$(5,510,124)

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

Note 3:Loans and Allowance for Credit Losses

Categories of loans were as follows:

	December 31,	March 31,
	2024	2024
Real estate loans:
Residential	$70,552,508	$69,160,096
Multi-family	1,923,762	1,909,791
Commercial	24,076,150	24,001,533
Construction and land	1,601,808	3,087,855
Home equity line of credit (HELOC)	4,465,967	4,191,076
Commercial and industrial	4,409,370	4,889,602
Consumer	1,461,232	1,792,888

Total loans	108,490,797	109,032,841

Less:
Net deferred loan fees	325,331	308,214
Allowance for credit losses	915,129	855,455

Net loans	$107,250,337	$107,869,172

Loan participations where the Company serves as lead lender and services the participation interests for other participating lenders are not included in the accompanying balance sheets. The unpaid principal balances of these loans were approximately $6,549,000 and $6,506,000 at December 31, 2024 and March 31, 2024, respectively.

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

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months and nine months ended December 31, 2024 and December 31, 2023:

	Three Months Ended December 31, 2024
		Provision
		for
	Balance	(recovery of)			Balance
	September 30, 2024	credit losses	Charge-offs	Recoveries	December 31, 2024
Loans:
Real estate loans:
Residential	$375,614	$53,794	$—	$—	$429,408
Multi-family	7,073	1,669	—	—	8,742
Commercial	330,798	20,613	—	—	351,411
Construction and land	61,141	(36,653)	—	—	24,488
Home equity line of credit (HELOC)	19,325	4,993	—	—	24,318
Commercial and industrial	46,987	(1,777)	—	—	45,210
Consumer	34,380	(3,127)	—	299	31,552

Total loans	875,318	39,512	—	299	915,129

Off-balance sheet commitments	55,797	21,420	—	—	77,217

Total allowance for credit losses	$931,115	$60,932	$—	$299	$992,346

	Three Months Ended December 31, 2023
		Provision
		for
		(recovery
	Balance	of)			Balance
	September 30, 2023	credit losses	Charge-offs	Recoveries	December 31, 2023
Real estate loans:
Residential	$402,870	16,610	$—	$—	$419,480
Multi-family	—	—	—	—	—
Commercial	338,974	(3,576)	—	—	335,398
Construction and land	87,819	(29,476)	—	—	58,343
Home equity line of credit (HELOC)	—	—	—	—	—
Commercial and industrial	45,871	2,049	—	947	48,867
Consumer	43,771	(2,810)	—	200	41,161

Total loans	$919,305	$(17,203)	$—	$1,147	$903,249

Off-balance sheet commitments	84,898	(14,848)	—	—	70,050

Total allowance for credit losses	$1,004,203	$(32,051)	$—	$1,147	$973,299

	Nine Months Ended December 31, 2024
		Provision
		for
	Balance	(recovery of)			Balance
	March 31, 2024	credit losses	Charge-offs	Recoveries	December 31, 2024
Loans:
Real estate loans:
Residential	$394,445	$34,963	$—	$—	$429,408
Multi-family	—	8,742	—	—	8,742
Commercial	333,596	17,815	—	—	351,411
Construction and land	46,672	(22,184)	—	—	24,488
Home equity line of credit (HELOC)	—	24,318	—	—	24,318
Commercial and industrial	41,764	1,803	—	1,643	45,210
Consumer	38,978	(8,426)	—	1,000	31,552

Total loans	855,455	57,031	—	2,643	915,129

Off-balance sheet commitments	56,091	21,126	—	—	77,217

Total allowance for credit losses	$911,546	$78,157	$—	$2,643	$992,346

	Nine Months Ended December 31, 2023
			Provision
			for
		Effect of	(recovery
	Balance	adoption of	of)			Balance
	March 31, 2023	ASC 326	credit losses	Charge-offs	Recoveries	December 31, 2023
Real estate loans:
Residential	$360,908	$11,949	$46,623	$—	$—	$419,480
Multi-family	13,350	(13,350)	—	—	—	—
Commercial	166,345	137,324	20,994	—	10,735	335,398
Construction and land	43,631	94,031	(79,319)	—	—	58,343
Home equity line of credit (HELOC)	16,034	(16,034)	—	—	—	—
Commercial and industrial	34,110	23,741	(11,852)	—	2,868	48,867
Consumer	7,958	24,833	13,339	(5,551)	582	41,161

Total loans	642,336	262,494	(10,215)	(5,551)	14,185	903,249

Off-balance sheet commitments	—	98,654	(28,604)	—	—	70,050

Total allowance for credit losses	$642,336	$361,148	$(38,819)	$(5,551)	$14,185	$973,299

The following tables present a breakdown of the allowance for credit losses and the recorded investment in loans by segment, disaggregated based on the evaluation method as of December 31, 2024 and March 31, 2024.

	Allowance for credit losses		Loans
	Ending balance, evaluated for credit losses		Ending balance, evaluated for credit losses
	Individually	Collectively	Individually	Collectively
December 31, 2024
Real estate loans:
Residential	$47,692	$381,716	$403,887	$70,148,621
Multi-family	—	8,742	48,804	1,874,958
Commercial	12,870	338,541	515,373	23,560,777
Construction and land	—	24,488	—	1,601,808
Home equity line of credit (HELOC)	—	24,318	—	4,465,967
Commercial and industrial	6,619	38,591	398,193	4,011,177
Consumer	—	31,552	—	1,461,232

Total loans	$67,181	$847,948	$1,366,257	$107,124,540

	Allowance for credit losses		Loans
	Ending balance, evaluated for credit losses		Ending balance, evaluated for credit losses
	Individually	Collectively	Individually	Collectively
March 31, 2024
Real estate loans:
Residential	$37,008	$357,437	$561,319	$68,598,777
Multi-family	—	—	—	1,909,791
Commercial	10,198	323,398	587,295	23,414,238
Construction and land	—	46,672	—	3,087,855
Home equity line of credit (HELOC)	—	—	—	4,191,076
Commercial and industrial	—	41,764	449,386	4,440,216
Consumer	—	38,978	—	1,792,888

Total loans	$47,206	$808,249	$1,598,000	$107,434,841

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans and consumer loans, by class as of December 31, 2024 and March 31, 2024, follows:

	Term Loans Amortized Cost Basis by Origination Year
	For the Nine Months Ended December 31, 2024
	2025	2024	2023	2022	2021	Prior	Total
Multi-family
Risk rating:
Pass	$499,392	$—	$—	$219,372	$250,082	$954,916	$1,923,762
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$499,392	$—	$—	$219,372	$250,082	$954,916	$1,923,762

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$700,219	$4,489,047	$2,744,461	$6,536,166	$1,224,825	$8,032,200	$23,726,918
Special Mention	—	—	—	—	—	349,232	349,232
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$700,219	$4,489,047	$2,744,461	$6,536,166	$1,224,825	$8,381,432	$24,076,150

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$1,348,345	189,070	$64,393	$—	$—	$—	$1,601,808
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,348,345	$189,070	$64,393	$—	$—	$—	$1,601,808

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$117,286	$663,362	$250,657	$202,531	$222,172	$2,540,259	$3,996,267
Special Mention	50,763	—	264,909	—	—	97,431	413,103
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$168,049	$663,362	$515,566	$202,531	$222,172	$2,637,690	$4,409,370

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
	For the Nine Months Ended December 31, 2024
	2025	2024	2023	2022	2021	Prior	Total
Residential real estate
Payment performance
Performing	$4,690,032	$5,930,094	$14,808,675	$23,080,785	$9,717,579	$11,837,838	$70,065,003
Nonperforming	—	—	290,209	—	131,191	66,105	487,505
Total	$4,690,032	$5,930,094	$15,098,884	$23,080,785	$9,848,770	$11,903,943	$70,552,508

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$619,594	$778,123	$1,755,851	$193,899	$222,301	$779,856	$4,349,624
Nonperforming	—	93,796	—	—	22,547	—	116,343
Total	$619,594	$871,919	$1,755,851	$193,899	$244,848	$779,856	$4,465,967

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$264,689	$456,332	$449,329	$141,051	$5,526	$58,737	$1,375,664
Nonperforming	—	85,568	—	—	—	—	85,568
Total	$264,689	$541,900	$449,329	$141,051	$5,526	$58,737	$1,461,232

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	For the Year-Ended March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Multi-family
Risk rating:
Pass	$—	$—	$226,337	$263,765	$352,634	$1,067,055	$1,909,791
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$—	$—	$226,337	$263,765	$352,634	$1,067,055	$1,909,791

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$2,684,218	$3,796,346	$6,733,297	$1,411,061	$2,017,296	$6,951,510	$23,593,728
Special Mention	—	—	—	—	—	407,805	407,805
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,684,218	$3,796,346	$6,733,297	$1,411,061	$2,017,296	$7,359,315	$24,001,533

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$2,521,518	$503,750	$—	$—	$62,587	$—	$3,087,855
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,521,518	$503,750	$—	$—	$62,587	$—	$3,087,855

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$1,116,530	$321,234	$41,517	$310,621	$2,314,123	$336,191	$4,440,216
Special Mention	—	250,000	—	37,114	—	162,272	449,386
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,116,530	$571,234	$41,517	$347,735	$2,314,123	$498,463	$4,889,602

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	For the Year Ended March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential real estate
Payment performance
Performing	$5,066,684	16,011,420	$24,329,104	$10,659,716	$2,980,257	$10,112,915	$69,160,096
Nonperforming	—	—	—	—	—	—	—
Total	$5,066,684	$16,011,420	$24,329,104	$10,659,716	$2,980,257	$10,112,915	$69,160,096

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$998,457	$1,870,198	$202,789	$198,098	$94,262	$827,272	$4,191,076
Nonperforming	—	—	—	—	—	—	—
Total	$998,457	$1,870,198	$202,789	$198,098	$94,262	$827,272	$4,191,076

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$818,884	$655,684	$197,152	$16,455	$52,012	$52,701	$1,792,888
Nonperforming	—	—	—	—	—	—	—
Total	$818,884	$655,684	$197,152	$16,455	$52,012	$52,701	$1,792,888

Current period gross charge-offs	$—	$—	$5,551	$—	$—	$—	$5,551

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three and nine months ended December 31, 2024 and the year ended March 31, 2024.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2024 and March 31, 2024:

	December 31, 2024
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$822,296	$238,159	$66,105	$1,126,560	$69,425,948	$70,552,508	$—
Multi-family	—	—	—	—	1,923,762	1,923,762	—
Commercial	48,983	—	—	48,983	24,027,167	24,076,150	—
Construction and land	—	—	—	—	1,601,808	1,601,808	—
Home equity line of credit (HELOC)	134,841	73,088	93,796	301,725	4,164,242	4,465,967	—
Commercial and industrial	97,300	—	—	97,300	4,312,070	4,409,370	—
Consumer	135,883	—	—	135,883	1,325,349	1,461,232	—

Total	$1,239,303	$311,247	$159,901	$1,710,451	$106,780,346	$108,490,797	$—

	March 31, 2024
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$198,028	$—	$—	$198,028	$68,962,068	$69,160,096	$—
Multi-family	—	—	—	—	1,909,791	1,909,791	—
Commercial	—	—	—	—	24,001,533	24,001,533	—
Construction and land	—	—	—	—	3,087,855	3,087,855	—
Home equity line of credit (HELOC)	19,975	—	—	19,975	4,171,101	4,191,076	—
Commercial and industrial	—	—	—	—	4,889,602	4,889,602	—
Consumer	13,208	—	—	13,208	1,779,680	1,792,888	—

Total	$231,211	$—	$—	$231,211	$108,801,630	$109,032,841	$—

The following table presents the amortized cost basis and collateral type of collateral dependent loans by class as of December 31, 2024 and March 31, 2024:

	Real	Business
December 31, 2024	estate	assets	Total
Real estate loans:
Residential	$—	$—	$—
Multi-family	—	—	—
Commercial	349,232	—	349,232
Construction and land	—	—	—
Home equity line of credit (HELOC)	—	—	—
Commercial and industrial	—	398,194	398,194
Consumer	—	—	—

	$349,232	$398,194	$747,426

	Real	Business
March 31, 2024	estate	assets	Total
Real estate loans:
Residential	$—	$—	$—
Multi-family	—	—	—
Commercial	407,805	—	407,805
Construction and land	—	—	—
Home equity line of credit (HELOC)	—	—	—
Commercial and industrial	—	449,386	449,386
Consumer	—	—	—

	$407,805	$449,386	$857,191

Nonaccrual loans were as follows at December 31, 2024:

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$487,506		$487,506
Home equity line of credit (HELOC)	116,343		116,343
Commercial and industrial	14,909		14,909
Consumer	85,568		85,568
Total nonaccrual loans	$704,326		$704,326

The Company had no nonaccrual loans at March 31, 2024.

No loans were modified during the three month period ending December 31, 2024. There was one commercial and industrial loan in the amount of $52,000, or 1.2%, of total commercial and industrial loans, modified for a borrower experiencing financial difficulties during the nine months ended December 31, 2024. This modification increased the loan balance from $30,000 to $52,000 and extended the loan term by 3 years. The loan is performing at December 31, 2024. No loans were modified during the three month or nine month period ended December 31, 2023.

.

Note 4:Time Deposits

Time deposits in denominations of $250,000 or more were approximately $5,968,000 and $10,304,000 at December 31, 2024 and March 31, 2024, respectively.

At December 31, 2024, the scheduled maturities of time deposits were as follows:

December 31,
2024
Within one year	$21,974,364
One year to two years	8,019,727
Two years to three years	761,310
Three years to four years	939,998
Four years to five years	920,405
Thereafter	219,594

$32,835,398

At December 31, 2024 and March 31, 2024, the Company had one significant customer deposit account with a total deposit balance of approximately $16,456,000 and $21,092,000, respectively.

Note 5:Borrowings

Federal Home Loan Bank (FHLB) advances consisted of the following as of December 31, 2024 and March 31, 2024:

	December 31, 2024		March 31, 2024
	Interest		Interest
	Rate	Amount	Rate	Amount
Scheduled to mature year ending March 31,
2025			1.64%	$1,000,000
2025			5.75	1,000,000
2026	4.90%	$1,000,000	5.90	1,000,000
		$1,000,000		$3,000,000

The Company has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Company and a blanket pledge of approximately $68,929,000 and $67,719,000 of its qualifying mortgage assets as of December 31, 2024 and March 31, 2024, respectively. Based on this collateral, the Company was eligible to borrow up to a total of approximately $44,381,000 and $44,887,000 as of December 31, 2024 and March 31, 2024, respectively.

Maturities of FHLB advances were as follows at December 31, 2024:

December 31,
2024
Within one year	$1,000,000

The Company had an available line of credit with the Federal Reserve Bank totaling $7.5 million and $9.0 million at December 31, 2024 and March 31, 2024, respectively. The line of credit was collateralized by a pledge of certain commercial loans totaling $15,095,000 and $19,203,000 as of December 31, 2024 and March 31, 2024, respectively. The Company had no outstanding borrowings on this line at December 31, 2024 and March 31, 2024.

The Company also has an available line of credit with United Bankers Bank totaling $4,542,000 and $4,365,000 at December 31, 2024 and March 31, 2024, respectively. The Company had no outstanding borrowings on this line at December 31, 2024 and March 31, 2024.

Note 6:Employee Stock Option Plan (ESOP)

In connection with the Conversion, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. It is expected that the Bank will make annual contributions to the ESOP in amounts as defined by the ESOP loan documents. The contributions will be used to repay the ESOP loan. Certain ESOP shares are pledged as collateral for the ESOP loan. As the ESLP loan is repaid, shares are released from collateral and allocated to eligible participants, based on the proportion of loan repayments paid in the year. Shares allocated to eligible participants will become 100% vested upon completion of three years of service with the Bank, including years of service prior to the formation of the ESOP.

In connection with the Company’s Conversion, the ESOP borrowed $368,510 from the Company for the purpose of purchasing shares of the Company’s stock. A total of 36,851 shares were purchased with the loan proceeds. Company stock purchased by the ESOP is shown as a reduction of stockholders’ equity. The ESOP loan is expected to be repaid over a period of 20 years.

The annual contribution to the ESOP was made during the period ending December 31, 2024, as loan payments are made annually on December 31 of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $12.88 for the period ending December 31, 2024. There was no ESOP compensation expense for the period ending December 31, 2023.

At December 31, 2024, there were no shares allocated to participants. There were 1,843 shares committed to be released to participants and 35,008 unallocated shares. The fair value of unallocated ESOP shares totaled $451,000 at December 31, 2024.

Note 7:Earnings (Loss) Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the period ended December 31, 2024.

	Three months ended		Nine months ended
	December 31		December 31
	2024		2024

Net Loss		$(120,430)		$(322,178)

Weighted-average shares issued		526,438		526,438
Less weighted-average unearned ESOP shares		36,825		36,825
Weighted-average shares outstanding		489,613		489,613

Loss per share - basic and diluted	S	(0.25)	S	(0.66)

Note 8:Regulatory Matters

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

Federal regulators finalized and adopted a regulatory capital rule in 2019 establishing a new community bank leverage ratio (CBLR), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act.

If a qualifying depository institution, or depository institution holding company, elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9.0%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

The Company elected to begin using the CBLR during the quarter ended December 31, 2024. The Company’s CBLR was 9.8% as of December 31, 2024.

The Company’s regulatory capital ratios as of March 31, 2024 are presented in the table below. Management believes, as of March 31, 2024 and December 31, 2024, that the Company met all capital adequacy requirements to which it is subject.

The Company’s actual and required capital amounts and ratios as of March 31, 2024 were as follows:

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

As of December 31, 2024, the most recent notification from the regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

Note 9:Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and March 31, 2024:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
U.S. Government agencies	$2,678,806	$—	$2,678,805	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	9,640,955	—	9,640,955	—
State and political subdivisions	10,209,070	—	10,209,070	—
Time deposits	675,384	—	675,384	—

March 31, 2024
U.S. Government agencies	$2,660,297	$—	$2,660,297	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	10,717,842	—	10,717,842	—
State and political subdivisions	10,657,082	—	10,657,082	—
Time deposits	1,146,140	—	1,146,140	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the nine months ended December 31, 2024 and the year ended March 31, 2024.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Collateral dependent loans	$44,144	$—	$—	$44,144

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
December 31, 2024
Collateral dependent loans	$44,144	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 50% (46%)

The Company had no assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis at March 31, 2024.

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets as of December 31, 2024 and March 31, 2024 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$2,452,104	$2,452,104	2,452,104	$—	$—
Loans, net	107,250,337	99,561,000	—	—	99,561,000
Restricted stock	901,700	901,700	—	901,700	—
Bank owned life insurance	3,575,237	3,575,237	3,575,237	—	—
Accrued interest receivable	447,413	447,413	447,413	—	—

Financial liabilities:
Deposits	130,098,691	129,637,293	97,263,293	—	32,374,000
FHLB advances	1,000,000	1,002,000	—	—	1,002,000
Accrued interest payable	20,352	20,352	20,352	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$10,617,698	$10,617,698	$10,617,698	$—	$—
Loans, net	107,869,172	99,786,000	—	—	99,786,000
Restricted stock	515,000	515,000	—	515,000	—
Bank owned life insurance	3,491,015	3,491,015	3,491,015	—	—
Accrued interest receivable	483,027	483,027	483,027	—	—

Financial liabilities:
Deposits	142,092,312	141,311,781	99,686,781	—	41,625,000
FHLB advances	3,000,000	2,993,000	—	—	2,993,000
Accrued interest payable	25,245	25,245	25,245	—	—

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

Comparison of Financial Condition at December 31, 2024 and March 31, 2024

Total Assets. Total assets were $144.9 million at December 31, 2024, a decrease of $10.4 million, or 6.7%, from $155.3 at March 31, 2024. The decrease was primarily comprised of a decrease in cash and cash equivalents of $8.2 million and a decrease in available for sale investment securities of $2.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $8.2 million, or 76.9%, to $2.5 million at December 31, 2024 from $10.6 million at March 31, 2024. The decrease was due primarily to a decrease in deposits during the nine months ended December 31, 2024 and a decrease of $2.0 million in advances from the Federal Home Loan Bank of Cincinnati during the nine months ended December 31, 2024, which were partially offset by net proceeds from the issuance of common stock of $3.5 million.

Investment Securities. Investment securities available for sale decreased $2.0 million, or 7.9%, to $23.2 million at December 31, 2024, from $25.2 million at March 31, 2024. The decrease was primarily attributable to calls, maturities and repayments of securities totaling $1.9 million during the nine months ended December 31, 2024. The unrealized loss on securities decreased during the nine months ended December 31, 2024, to $53,000, or 1%, at December 31, 2024.

Net Loans. Net loans decreased $619,000, or 0.6%, to $107.3 million at December 31, 2024 from $107.9 million at March 31, 2024. During the nine months ended December 31, 2024, loan originations totaled $13.1 million, comprised primarily of $5.0 million of loans secured by one- to four-family residential real estate, $3.9 million of construction and land loans, $2.3 million home equity loans, $1.4 of commercial real estate loans and $200,000 of commercial and industrial loans. Consumer loan originations totaled $284,000, the majority of which were auto loans.

During the nine months ended December 31, 2024, residential real estate loans increased $1.4 million, or 2.0%, to a total of $70.6 million at December 31, 2024 and home equity lines of credit increased $275,000, or 6.6%, to $4.5 million at December 31, 2024. These increases were partially offset by a decrease in construction and land loans of $1.5 million, or 48.1%, to $1.6 million at December 31, 2024, a decrease in commercial and industrial loans of $480,000, or 9.8%, to $4.4 million at December 31, 2024 and a decrease in consumer loans of $332,000, or 18.5%, to $1.5 million at December 31, 2024.

The decrease in the Company’s loan portfolio has been due to an intentional slowdown of marketing efforts for new loans and strong competition for one- to four-family residential mortgage loans and commercial loans in our market area.

The Company’s strategy includes maintaining the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans and commercial real estate loans.

Deposits. Deposits decreased by $12.0 million, or 8.4%, to $130.1 million at December 31, 2024 from $142.1 million at March 31, 2024. Core deposits decreased $2.4 million, or 2.4%, to $97.3 million at December 31, 2024 from $99.7 million at March 31, 2024. Certificates of deposit decreased $9.6 million, or 22.6%, to $32.8 million at December 31, 2024 from $42.4 million at March 31, 2024. The decrease in core deposits was due primarily to a $4.6 million decrease in the account held by a significant commercial customer whose account balance fluctuates routinely in the normal course of its business. The decrease in certificates of deposit was due primarily to outflows of higher rate accounts as management elected not to compete on interest rates during the period.

During the nine months ended December 31, 2024, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $1.0 million at December 31, 2024, a decrease of $2.0 million, or 66.7%, from the $3.0 million balance at March 31, 2024. Management elected to repay these advances by drawing from existing cash balances during the period.

Stockholders’ Equity. Stockholders’ equity increased $3.2 million, or 37.2%, to $11.8 million at December 31, 2024, from $8.6 million at March 31, 2024. The increase was due primarily to an influx of capital from the common stock issuance of $3.5 million during the period. The Bank also purchased 21,000 shares of stock, totaling $210,000, which are being held in trust for the directors’ deferred compensation plan.

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

	For the Three Months Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$2,207	$29	5.26%	$2,762	$41	5.94%
Available-for-sale securities	29,054	121	1.67	32,108	132	1.64
Loans	108,522	1,322	4.87	111,511	1,259	4.52
Total interest-earning assets	139,783	1,472	4.21	146,381	1,432	3.91
Noninterest earning assets	8,068			4,998
Allowance for credit losses	(876)			(920)
Total assets	$146,975			$150,459

Interest-bearing liabilities:
Interest-bearing demand accounts	$35,243	2	0.02%	$31,885	2	0.03%
Savings accounts	19,773	10	0.20	20,671	4	0.08
Money market accounts	29,373	131	1.78	30,073	61	0.81
Certificates of deposit	33,328	321	3.85	39,366	359	3.65
Total interest-bearing deposits	117,717	464	1.58	121,995	426	1.40
Federal funds purchased	107	2	7.48	90	1	4.44
Federal Home Loan Bank advances	5,767	73	5.06	8,914	118	5.30
Total interest-bearing liabilities	123,591	539	1.74	130,999	545	1.66
Noninterest-bearing demand deposits	6,854			10,020
Other noninterest-bearing liabilities	4,722			2,183
Total liabilities	135,167			143,202
Total stockholders' equity	11,808			7,257
Total liabilities and stockholders' equity	146,975			150,459
Net interest income		$933			$887
Net interest rate spread (1)			2.47%			2.25%
Net interest-earning assets (2)	$16,192			$15,382
Net interest margin (3)			2.67%			2.42%
Average interest-earning assets to interest-bearing liabilities	113.10%			111.74%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$3,200	$141	5.88%	$3,005	$127	5.64%
Available-for-sale securities	29,790	371	1.66	32,639	404	1.65
Loans	109,148	3,913	4.78	111,308	3,727	4.46
Total interest-earning assets	142,138	4,425	4.15	146,952	4,258	3.86
Noninterest earning assets	7,741			6,254
Allowance for credit losses	(868)			(942)
Total assets	$149,011			$152,264

Interest-bearing liabilities:
Interest-bearing demand accounts	$36,155	5	0.02%	$32,440	5	0.02%
Savings accounts	19,250	20	0.14	22,543	14	0.08
Money market accounts	29,259	303	1.38	30,142	161	0.71
Certificates of deposit	36,486	1,071	3.91	37,811	948	3.34
Total interest-bearing deposits	121,150	1,399	1.54	122,936	1,128	1.22
Federal funds purchased	72	3	5.56	142	6	5.63
Federal Home Loan Bank advances	6,836	264	5.15	9,328	350	5.00
Total interest-bearing liabilities	128,058	1,666	1.73	132,406	1,484	1.49
Noninterest-bearing demand deposits	7,595			9,476
Other noninterest-bearing liabilities	3,763			2,386
Total liabilities	139,416			144,268
Total stockholders' equity	9,595			7,996
Total liabilities and stockholders' equity	149,011			152,264
Net interest income		$2,759			$2,774
Net interest rate spread (1)			2.42%			2.37%
Net interest-earning assets (2)	$14,080			$14,546
Net interest margin (3)			2.59%			2.52%
Average interest-earning assets to interest-bearing liabilities	111.00%			110.99%

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

	Three Months Ended December 31,
	2024 vs. 2023
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Other interest-earning assets	$(7)	$(5)	$(12)
Investment securities	(13)	2	(11)
Loans	(34)	97	63
Total interest-earning assets	(54)	94	40

Interest-bearing liabilities:
Interest-bearing demand	-	-	-
Savings accounts	-	6	6
Money market	(1)	71	70
Certificates of deposit	(57)	19	(38)
Total deposits	(58)	96	38
Federal Home Loan Bank advances	(40)	(5)	(45)
Federal funds purchased	-	1	1
Total interest-bearing liabilities	(98)	92	(6)

Change in net interest income	$44	$2	$46

	Nine Months Ended December 31,
	2024 vs. 2023
	Increase (Decrease)		Total
	Due to:		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans, net	$(73)	$259	$186
Available-for-sale securities	(35)	2	(33)
Other interest-earning assets	9	5	14
Total interest-earning assets	(99)	266	167

Interest-bearing liabilities:
Interest-bearing demand accounts	(1)	1	—
Savings accounts	(2)	8	6
Money market accounts	(5)	147	142
Certificates of deposit	(34)	157	123
Total deposits	(42)	313	271
Federal funds purchased	(3)	—	(3)
Federal Home Loan Bank advances	(96)	10	(86)
Total interest-bearing liabilities	(141)	323

Change in net interest income	$42	$(57)	$(15)

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

General. The Company reported a net loss for the three months ended December 31, 2024 of $120,000, a $76,000 increase from the net loss of $44,000 for the three months ended December 31, 2023. The increase in the net loss was primarily due to a $93,000, or 290.1%, increase in the provision for credit losses, which was partially offset by a $46,000, or 5.2%, increase in net interest income.

Interest Income. Interest income increased $40,000, or 2.8%, to $1.5 million for the three months ended December 31, 2024 from $1.4 million for the three months ended December 31, 2023. This increase was attributable to a $63,000, or 5.0%, increase in loan interest income. This was partially offset by a $11,000 decrease, or 8.7%, decrease in interest on investment securities and a $12,000, or 29.8%, decrease in interest on interest-bearing deposits and other assets.

The average yield on loans increased by 35 basis points to 4.87% for the three months ended December 31, 2024 from 4.52% for the three months ended December 31, 2023, while the average balance of loans decreased by $3.0 million, or 2.7%, during the three months ended December 31, 2024 compared to the average balance for the three months ended December 31, 2023. The increase in average yield on loans reflects the increase in the overall interest rate environment period-to-period. The increases in interest rates have provided higher yields on newly originated loans, as well as the Company’s adjustable-rate loans, which have adjusted upward and should continue to rise provided the higher interest rate environment persists.

The average balance of investment securities decreased $3.0 million, or 9.3%, to $29.1 million for the three months ended December 31, 2024 from $32.1 million for the three months ended December 31, 2023, while the average yield on investment securities increased by three basis points to 1.67% for the three months ended December 31, 2024 from 1.64% for the three months ended December 31, 2023.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, decreased $12,000, or 29.8%, for the three months ended December 31, 2024, due to a decrease in the average yield of 68 basis points, to 5.26% for the three months ended December 31, 2024 from 5.94% for the three months ended December 31, 2023, and a decrease in the average balance of $555,000, or 20.1%.

Interest Expense. Total interest expense decreased $6,000, or 1.2%, to $539,000 for the three months ended December 31, 2024 from $545,000 for the three months ended December 31, 2023. Interest expense on deposits increased $38,000, or 9.0%, due primarily to an increase of 18 basis points in the average cost of deposits to 1.58% for the three months ended December 31, 2024 from 1.40% for the three months ended December 31, 2023, which was offset by a decrease of $4.3 million, or 3.5%, in the average balance of interest-bearing deposits to $117.7 million for the three months ended December 31, 2024 from $122.0 million for the three months ended December 31, 2023.

Interest expense on borrowings decreased $44,000, or 37.6%, to $75,000 for the three months ended December 31, 2024, compared to $119,000 for the three months ended December 31, 2023. The decrease was due to a $3.1 million, or 34.4%, decrease in the average balance outstanding, to $5.9 million for the three months ended December 31, 2024 from $9.0 million for the three months ended December 31, 2023, and a 24 basis point decrease in the weighted-average rate, to 5.06% for the three months ended December 31, 2024 compared to 5.30% for the three months ended December 31, 2023.

Net Interest Income. Net interest income increased $46,000, or 5.1%, to $933,000 for the three months ended December 31, 2024 compared to $887,000 for the three months ended December 31, 2023. The increase reflected an increase in the interest rate spread to 2.47% for the three months ended December 31, 2024 from 2.25% for the three months ended December 31, 2023, while the average net interest earning assets increased $810,000 period-to-period. The net interest margin increased to 2.67% for the three months ended December 31, 2024 from 2.42% for the three months ended December 31, 2023. The interest rate spread and net interest margin were impacted by a series of interest rate increases in the economy during 2023 and 2022 and to a lesser extent, a recent 100 basis point reduction in the federal funds rate by the Federal Reserve Board.

Provision for (Recovery of) Credit Losses. The Company recorded an increase in the provision for credit losses of $93,000 or 290.1%, for the three months ended December 31, 2024, to a provision for credit losses of $61,000 compared to a recovery for credit losses of $32,000 recorded for the three months ended December 31, 2023. The allowance for credit losses on loans was $915,000 at December 31, 2024, an increase of $60,000, or 7.0%, over the $855,000 total at March 31, 2024. The allowance for credit losses on off-balance sheet commitments was $77,000 at December 31, 2024, an increase of $21,000, or 37.5%, over the $56,000 total at March 31, 2024. The allowance for credit losses on loans represented 0.84% of total loans at December 31, 2024, and 0.79% at March 31, 2024.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company’s nonperforming loans totaled $704,000 at December 31, 2024, compared to no nonperforming loans at March 31, 2024. Classified loans totaled $580,000 at December 31, 2024, compared to $67,000 at March 31, 2024, and total loans past due greater than 30 days were $1.7 million and $231,000 at those respective dates.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2024 and March 31, 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $90,000 for the three months ended December 31, 2024, an increase of $3,000, or 3.4%, from $87,000 for the three months ended December 31, 2023. The increase was attributable primarily to a $4,000, or 14.2%, increase in the cash surrender value of life insurance, which was partially offset by a $1,000, or 2.4%, decrease in service fees on deposits and a $1,000, or 15.6%, decrease in late charges and fees on loans.

Noninterest Expense. Noninterest expense increased $19,000, or 1.7%, to $1.1 million for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase was due primarily to a $36,000, or 95.6%, increase in professional services. This was partially offset by an $11,000, or 2.1%, decrease in salaries and employee benefits and a $15,000, or 37.8% decrease in FDIC insurance premiums.

The increase in professional services was due primarily to costs associated with the reporting requirements of a public stock company. The decrease in salaries and employee benefits was due to a decline in the bank’s staffing complement which was lower by one FTE period to period, partially offset by ESOP compensation expense and normal merit increases.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to the implementation of a stock-based benefit plan.

Income Taxes. The Company’s income tax benefit decreased by $14,000, or 68.5%, with a benefit provision of $6,000 for the three months ended December 31, 2024, compared to a benefit provision of $20,000 the three months ended December 31, 2023. The decrease in the income tax benefit provision was due primarily to true-up the Company’s deferred tax provision. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

Comparison of Operating Results for the Nine Months Ended December 31, 2024 and 2023

General. The Company reported a net loss of $322,000 for the nine months ended December 31, 2024, a $328,000 decrease from net income of $6,000 the nine months ended December 31, 2023. The decrease in net income was primarily due to a $15,000, or .5% ,decrease in net interest income, a $117,000, or 301.3% increase in the provision for credit losses and a $242,000, or 7.8%, increase in noninterest expenses, which were partially offset by a $43,000, or 106.4%, increase in the income tax benefit provision.

Interest Income Interest income increased $167,000, or 3.9%, to $4.4 million for the nine months ended December 31, 2024 compared to $4.2 million for the nine months ended December 31, 2023. This increase was attributable to a $186,000, or 5.0%, increase in interest on loans receivable and a $14,000, or 10.9%, increase in interest on interest-bearing deposits and other assets, which were partially offset by a $33,000, or 8.1%, decrease in interest on investment securities.

The average yield on loans increased by 32 basis points to 4.78% for the nine months ended December 31, 2024 from 4.46% for the nine months ended December 31, 2023, while the average balance of loans decreased by $2.2 million, or 2.0%, during the nine months ended December 31, 2024 compared to the average balance for the nine months ended December 31, 2023. The increase in average yield on loans reflects the increase in the overall interest rate environment period-to-period. The increases in interest rates have provided higher yields on newly originated loans, as well as the Company’s adjustable-rate loans, which have adjusted upward and should continue to rise provided the higher interest rate environment persists.

The average balance of investment securities decreased $2.8 million to $29.8 million for the nine months ended December 31, 2024 from $32.6 million for the nine months ended December 31, 2023, while the average yield on investment securities increased by one basis point to 1.66% for the nine months ended December 31, 2024 from 1.65% for the nine months ended December 31, 2023.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, increased $14,000 or 10.9%, for the nine months ended December 31, 2024, due to an increase in the average yield of 24 basis points, to 5.88% for the nine months ended December 31, 2024 from 5.64% for the nine months ended December 31, 2023, and an increase in the average balance of $195,000, or 6.5%. The increase in average yield was due to the increase in interest rates in the overall economy period-to-period.

Interest Expense Total interest expense increased $182,000, or 12.1%, to $1.7 million for the nine months ended December 31, 2024 from $1.5 million for the nine months ended December 31, 2023. Interest expense on deposits increased $271,000, or 24.0%, due primarily to an increase of 32 basis points in the average cost of deposits to 1.54% for the nine months ended December 31, 2024 from 1.22% for the nine months ended December 31, 2023, which was partially offset by a decrease of $1.8 million, or 1.5%, in the average balance of interest-bearing deposits to $121.2 million for the nine months ended December 31, 2024 from $123.0 million for the nine months ended December 31, 2023.

Interest expense on borrowings decreased $89,000 or 25.0%, to $267,000 for the nine months ended December 31, 2024, compared to $356,000 for the nine months ended December 31, 2023. The decrease was due to a $2.6 million, or 27.4%, decrease in the average balance outstanding, to $6.9 million for the nine months ended December 31, 2024 from $9.5 million for the nine months ended December 31, 2023, and by a 7 basis point decrease in the weighted-average rate, to 5.56% for the nine months ended December 30, 2024 compared to 5.63% for the nine months ended December 31, 2023.

Net Interest Income. Net interest income decreased $15,000, or 0.5%, to $2.7 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. An increase in the interest rate spread to 2.42% for the nine months ended December 31, 2024 from 2.37% for the nine months ended December 31, 2023, was partially offset by the average net interest earning assets decrease of $466,000 period-to-period. The net interest margin increased to 2.59% for the nine months ended December 31, 2024 from 2.52% for the nine months ended December 31, 2023. The interest rate spread and net interest margin were impacted by a series of interest rate increases in the economy during 2023 and 2022, and to a lesser extent, a recent 100 basis point reduction in the federal funds rate by the Federal Reserve Board.

Provision for Credit Losses. The company recorded an increase in the provision for credit losses of $117,000, or 301.3%, for for the nine months ended December 31, 2024 to a provision for credit losses of $78,000 compared to a recovery for credit losses of $39,000 recorded for the nine months ended December 31, 2023. The allowance for credit losses on loans was $915,000 at December 31, 2024, an increase of $60,000, or 7.0%, compared to $855,000 at March 31, 2024. The allowance for credit losses on off-balance sheet commitments was $77,000 at December 31, 2024, an increase of $21,000, or 37.5%, over the $56,000 total at March 31, 2024. The allowance for credit losses on loans represented 0.84% of total loans at December 31, 2024, and 0.79% at March 31, 2024.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company’s nonperforming loans totaled $704,000 at December 31, 2024, compared to no nonperforming loans at March 31, 2024. Classified loans totaled $580,000 at December 31, 2024, compared to $67,000 at March 31, 2024, and total loans past due greater than 30 days were $1.7 million and $231,000 at those respective dates.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2024 and March 31, 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Noninterest income increased $3,000, or 1.0%, to $263,000 for the nine months ended December 31, 2024 from $260,000 for the nine months ended December 31, 2023. A $10,000, or 12.7%, increase in the cash surrender value of life insurance was partially offset by a $6,000, or 19.4%, decrease in other income.

Noninterest Expense. Noninterest expense increased $242,000, or 7.8%, to $3.3 million for the nine months ended December 31, 2024, compared to $3.1 million for the nine months ended December 31, 2023. The increase was due primarily to a $169,000 or 142.6%, increase in professional services, and an $82,000, or 5.3%, increase in salaries and employee benefits. This was partially offset by a $14,000 or 3.8%, decrease in other expenses, and a $9,000, or 12.9%, decrease in advertising.

The increase in professional services expense was due primarily to an increase in audit fees as the Company’s financial statements were reaudited in connection with the mutual-to-stock conversion transaction. The increase in salaries and employee benefits was due primarily to an increase in staffing related to the new branch office, compensation related to the new ESOP, and normal merit increases year-to-year.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to the implementation of a stock-based benefit plan.

Provision (Benefit) for Income Taxes. The Company’s income tax benefit provision increased by $43,000, or 106.4%, to a total of $83,000 for the nine months ended December 31, 2024, compared to a benefit provision of $40,000 during the nine months ended December 31, 2023. The increase in the income tax benefit provision was due primarily to a $371,000 increase in pretax loss. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

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

We maintain uninsured deposits that exceed the Federal Deposit Insurance Corporation insurance limit. Senior management reviews uninsured deposit balances monthly to manage any risks due to fluctuations in the balances of uninsured deposits. We do not maintain any internal policy limits on concentrations in uninsured deposits in total or by type of depositor. We may accept brokered deposits up to an internal policy limit of 15% of total assets from brokers approved by the board of directors. Before a broker is approved by the board of directors, we conduct financial analysis and due diligence on the broker. We had no brokered deposits at December 31, 2024.

Historically, we have not sold loans we have originated. We plan to develop the infrastructure necessary to sell one- to four-family residential mortgage loans, particularly longer term one- to four-family residential mortgage loans, to further help mitigate our interest rate risk exposure.

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

The following table sets forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within the policy limits established by our board of directors except that the decrease in EVE at the positive 200 and 300 basis point levels exceeded policy limits.

At December 31, 2024
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
		(Decrease) in			Increase
		EVE			(Decrease)
Change in Interest	Estimated				(basis
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)

		(Dollars in thousands)
300	$14,076	$(6,325)	(31.00)%	11.48%	(328)
200	$16,248	$(4,153)	(20.36)%	12.73%	(202)
100	$18,842	$(1,559)	(7.64)%	14.18%	(57)
Level	$20,401	—%		14.75%	—
(100)	$21,612	$1,211	5.93%	15.04%	29
(200)	$22,024	$1,623	7.96%	14.83%	8
(300)	$21,454	$1,053	5.16%	14.05%	(70)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2024, we would have experienced a 20.36% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 7.96% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The table sets forth, as of December 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At December 31, 2024
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
300	$4,016	(1.94)%
200	$4,077	(0.45)%
100	$4,163	1.63%
Level	$4,096	—
(100)	$4,033	(1.54)%
(200)	$3,919	(4.32)%
(300)	$3,761	(8.18)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.

The table above indicates that as of December 31, 2024, we would have experienced a .45% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.32% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rate.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and a correspondent bank. At December 31, 2024, we had the ability to borrow up to $44.4 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At December 31, 2024, we had $1.0 million of outstanding advances under this facility. At December 31, 2024, we had no outstanding borrowings from the Federal Reserve Bank of Cleveland but had the capacity to borrow up to $7.5 million. At December 31, 2024, we had no outstanding borrowings from the correspondent bank but had the capacity to borrow up to $4.5 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the nine months ended December 31, 2024, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $8.2 million. Net cash provided by investing activities amounted to $2.1 million, net cash used in financing activities amounted to $10.5 million, and net cash provided by operating activities amounted to $212,000.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Monroe Federal Bancorp is a separate legal entity from Monroe Federal Savings and Loan Association Bank and must provide for its own liquidity to fund its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Monroe Federal Bancorp is governed by applicable regulations. At December 31, 2024, Monroe Federal Bancorp (on an unconsolidated basis) had liquid assets of $1.5 million.

At December 31, 2024, the Company was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 6 to the notes to financial statements.

Off-Balance Sheet Arrangements. At December 31, 2024, we had $15.0 million of outstanding commitments, consisting of $72,000 in commitments to originate loans and $14.9 million of undisbursed funds on previously originated loans. At December 31, 2024, certificates of deposit that are scheduled to mature on or before December 31, 2025, totaled $22.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Changes in Equity Capital, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

MONROE FEDERAL BANCORP, INC.

/s/ Lewis R. Renollet
Date: February 14, 2025	Lewis R. Renollet
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: February 14, 2025	/s/ Lisa M. Bird
Lisa M. Bird
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer