Form 10-K
period 2025-03-31
Monroe Federal Bancorp, Inc.
filed 2025-07-03
CIK 2024899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES ☐ NO ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒

The aggregate market value of the common shares of Monroe Federal Bancorp, Inc., held by non-affiliates was $0.0 as of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

526,438 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 30, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business

BUSINESS OF MONROE FEDERAL BANCORP

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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

Monroe Federal Bancorp, Inc.

Monroe Federal Bancorp, Inc. (“Monroe Federal Bancorp,” the “Company” or “we”) was incorporated in May 2024 and became the holding company for Monroe Federal Savings and Loan Association (“Monroe Federal” or the “Bank”) upon the conversion of Monroe Federal from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on October 23, 2024, on which date the Company sold 526,438 shares of common stock at a price of $10.00 per share.

The Company is a registered savings and loan holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company conducts its operations primarily through its wholly owned subsidiary, Monroe Federal. At March 31, 2025, the Company, on a consolidated basis, had total assets of $144.3 million, loans of $107.8 million, deposits of $120.7 million, and stockholders’ equity of $12.1 million.

The Company’s principal office is located at 24 East Main Street, Tipp City, Ohio 45371, and the telephone number at that address is (937) 667-8461. Our website address is www.monroefederal.com. Information on our website is not and should not be considered a part of this annual report.

Monroe Federal Savings and Loan Association

Originally chartered in 1875, Monroe Federal is a federally-chartered mutual savings association with its main office in Tipp City, Ohio. In addition to the main office, we conduct our operations from three branch offices located in Tipp City, Dayton, and Vandalia, Ohio. Tipp City is located on Interstate 75 approximately 25 miles north of Dayton, Ohio. Vandalia is also located on Interstate 75 approximately 12 miles north of Dayton, Ohio. Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial real estate loans, both secured by properties located in our primary market area. To a significantly lesser extent, we also originate multi-family mortgage loans, construction and land development loans, commercial and industrial loans, home equity loans and lines of credit, and consumer loans. Historically, we have not sold loans we have originated. Our primary revenue source is interest income earned on loans and investments. Noninterest income is not a significant revenue source.

Monroe Federal is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”), its primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), and is a member of the Federal Home Loan Bank system.

 Market Area

We consider Miami and Montgomery Counties, and contiguous areas, to be our primary market area for loan originations and deposit gathering. Wright-Patterson Air Force Base, home of the 88th Air Base Wing, located outside Dayton, is a major employer in our primary market area. In terms of population, based on published statistics, Miami County has a 2024 population of approximately 111,000 and Montgomery County has a 2024 population of 533,000.

Primary areas of employment in Miami County and Montgomery County include healthcare, manufacturing, professional services, and retail trade. Major employers in Miami County include Upper Valley Medical Center, Clopay Corporation (manufacturing) and F&P America (manufacturing). In addition to Wright-Patterson Air Force Base, part of which is located in Montgomery County, other major employers in Montgomery County include CareSource (healthcare), Dayton Children’s Hospital, and The Reynolds and Reynolds Company (business services).

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions including Wright-Patt Credit Union which is affiliated with Wright-Patterson Air Force Base. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2024 (the most recent date for which Federal Deposit Insurance Corporation, referred to as the “FDIC” throughout this prospectus, is publicly available), we were ranked 11th among the 15 FDIC-insured financial institutions with offices in Miami County, with a deposit market share of 2.8%, and 13th among the 20 FDIC-insured financial institutions with offices in Montgomery County, with a deposit market share of 0.68%. Our ability to compete in our primary market area does not depend on any existing relationship.

Lending Activities

General. Our loan portfolio consists primarily of one-to four-family residential mortgage loans and, to a lesser extent, commercial real estate loans. To a substantially lesser extent, we also originate multi-family loans, construction and land development loans, commercial and industrial loans, home equity loans and lines of credit, and consumer loans. Historically, we have not sold the loans we have originated, other than participation interests in loans we have originated. We are developing the infrastructure necessary to sell one- to four-family residential mortgage loans, particularly longer-term loans to help mitigate our interest rate risk exposure.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. There were no loans held for sale at any date indicated.

	At March 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One- to four-family	$69,902	64.6%	$69,160	63.4%
Multi-family	1,599	1.5	1,910	1.8
Commercial	24,188	22.4	24,002	22.0
Construction and land development	2,510	2.3	3,088	2.8
Commercial and industrial loans	4,256	3.9	4,890	4.5
Home equity loans and lines of credit	4,405	4.1	4,191	3.9
Consumer loans	1,290	1.2	1,792	1.6
	108,150	100.00%	109,033	100.00%
Less:
Net deferred loan fees	301		308
Allowance for credit losses	853		856
Loans, net	$106,996		$107,869

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at March 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One- to			Construction	Commercial
	Four-Family	Multi-family	Commercial	and Land	and
	Residential	Residential	Real Estate	Development	Industrial

	(In thousands)
Amounts due in:
One year or less	$89	$—	$219	$1,362	$1,041
After one year through two years	107	—	—	540	731
After two years through three years	70	45	415	—	500
After three years through five years	480	146	3,611	—	1,497
After five years through 10 years	3,062	297	1,634	—	487
After 10 years through 15 years	9,613	337	3,691	608	—
After 15 years	56,481	774	14,618	—	—
Total	$69,902	$1,599	$24,188	$2,510	$4,256

	Home
	Equity
	Loans and
	Lines of
	Credit	Consumer	Total

	(In thousands)
Amounts due in
One year or less	$353	$21	$3,085
After one year through two years	—	76	1,454
After two years through three years	39	155	1,224
After three years through five years	57	709	6,500
After five years through 10 years	265	329	6,075
After 10 years through 15 years	3,690	—	17,939
After 15 years	—	—	71,873
Total	$4,405	$1,290	$108,150

The following table sets forth our fixed and adjustable-rate loans at March 31, 2025, that are contractually due after March 31, 2026.

	Due After March 31, 2025
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family	$61,888	$7,925	$69,813
Multi-family	—	1,599	1,599
Commercial	2,228	21,741	23,969
Construction and land development	133	1,015	1,148
Commercial and industrial loans	2,487	728	3,215
Home equity loans and lines of credit	—	4,052	4,052
Consumer loans	1,269	—	1,269
Total loans	$68,005	$37,060	$105,065

One- to Four-Family Residential Mortgage Loans. At March 31, 2025, one-to four-family residential mortgage loans totaled $69.9 million, or 64.6% of total loans. Our one- to four-family residential real estate loans are primarily secured by owner-occupied properties located in our primary market area.

Our one- to four-family residential real estate loans are generally not underwritten to secondary market guidelines. One- to four-family residential real estate loans are generally for terms up to 30 years and have a negotiated fixed interest rate. We generally limit the loan-to-value ratios of our residential mortgage loans to 90% of the purchase price or appraised value, whichever is lower. We may go to 95% loan-to-value with PMI (private mortgage insurance).

We do not offer “interest only” residential mortgage loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

We offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620). At March 31, 2025, subprime loans amounted to $857,000. All subprime loans are reported to Monroe Federal’s board of directors each quarter.

Multi-Family Real Estate Loans. At March 31, 2025, multi-family real estate loans totaled $1.6 million, or 1.5% of total loans. Our multi-family real estate loans are primarily secured by properties located in our primary market area. Multi-family real estate loans are generally adjustable rate loans based on the Five Year Constant Maturity Treasury Rate and with amortization terms up to 20 years. Generally, the interest rate is fixed for the initial term of five years and then adjusts every five years thereafter. We generally limit the loan-to-value ratios of our multi-family real estate to 80% of the purchase price or appraised value, whichever is lower. At March 31, 2025, our largest multi-family real estate loan had an outstanding balance of $496,000 and it was performing according to its original terms.

Commercial Real Estate Loans. At March 31, 2025, commercial real estate loans totaled $24.2 million, or 22.4% of total loans. Our commercial real estate loans are secured by both owner-occupied and non-owner-occupied properties located primarily in our market area, including warehouses, storage units, and store fronts. At March 31, 2025, commercial real estate loans secured by owner-occupied properties totaled $13.7 million and commercial real estate loans secured by non-owner-occupied properties totaled $10.3 million. At March 31, 2025, we had no other material concentrations within our commercial real estate loan portfolio. Commercial real estate loans are generally adjustable rate loans based on the Five Year Constant Maturity Treasury Rate and with amortization terms up to 20 years. Generally, the interest rate is fixed for the initial term of five years and then adjusts every five years thereafter. We generally limit the loan-to-value ratios of our commercial mortgage loans to 75% of the purchase price or appraised value, whichever is lower.

At March 31, 2025, our largest commercial real estate loan had an outstanding balance of $1.9 million and is secured by retail property located in Tipp City, Ohio. At March 31, 2025, this loan was performing according to its original terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). Generally, we require that the debt service coverage ratio be at least 1.2x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of the borrowers.

Construction and Land Development Loans. At March 31, 2025, construction and land development loans totaled $2.5 million, or 2.3% of total loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and occasionally to contractors and builders of single-family homes. Our residential construction loans are structured as construction/permanent loans where after an 11 month construction period the loan converts to a permanent one-to four-family residential mortgage loan. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At March 31, 2025, our largest non-speculative residential construction loan amounted to $400,000, of which $265,000 had been disbursed.

We occasionally make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. We generally make speculative construction loans only to a small group of local builders with whom we have an established relationship and a satisfactory track record. At March 31, 2025, we had one speculative construction loan which amounted to $856,000 of which $716,000 had been disbursed. The collateral for this loan consists of both speculative and nonspeculative 1-4 family property.

We occasionally make commercial construction loans, which are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent commercial mortgage loan. Our commercial construction loans are underwritten to the same guidelines for commercial mortgage loans. At March 31, 2025, there were $1.6 million of commercial construction loans outstanding, of which $0 had been disbursed.

Construction loans generally can be made with a maximum loan-to-value ratio of 80% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

We also make a limited amount of land development loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. At March 31, 2025, our largest land development loan had a credit exposure of $750,000, of which $540,000 was outstanding as of that date. At March 31, 2025, this loan was performing according to its original terms.

Commercial and Industrial Loans. At March 31, 2025, commercial loans totaled $4.3 million, or 3.9% of total loans. Commercial and industrial loans include both term loans and lines of credit. Term loans generally have fixed or variable rates and have terms of up to six years. Lines of credit are generally variable rate demand loans with no maturity date. We review lines of credit annually. These loans are generally secured by business assets, such as equipment, inventory and accounts receivable. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 100% of the value of the collateral securing the loan.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At March 31, 2025, our largest commercial and industrial loan was a $1.0 million line of credit, with an outstanding balance of $124,000 as of that date. This loan is secured by a blanket lien on business assets. At March 31, 2025, this loan was performing according to its original terms.

We are part of a network of community banks nationwide that purchase commercial and industrial loans from Bankers Healthcare Group, LLC (BHG). As of March 31, 2025, the aggregate balance of BHG purchased loans totaled $1.6 million. BHG originates loans nationwide to licensed or unlicensed or otherwise skilled healthcare and other business professionals for business development, practice improvement, debt consolidation, working capital, equipment purchases, and, occasionally, business purchases. BHG typically originates loans at fixed interest rates and without a prepayment penalty provision. BHG underwrites and funds the loans, which are typically secured by a Uniform Commercial Code blanket lien on the borrowers’ business assets. When we purchase a loan from BHG, we purchase 100% of the loan and BHG establishes a reserve deposit account with us equal to 3% of the loan balance and we remit 97% of the loan balance to BHG. We also become an additional secured party to the loan. The borrower services the loan by authorizing us to withdraw funds electronically from the borrower’s deposit account established at the borrower’s financial institution. If a loan becomes delinquent, BHG handles all collection activity and bears all associated costs. During the delinquency period, we withdraw from the reserve deposit account to service the loan. When a delinquent payment is collected, the collected funds are used to replenish the reserve deposit account. If a loan becomes 90 days delinquent, BHG typically replaces the delinquent loan with a performing loan of equal or greater balance (although this is not a contractual obligation of BHG). As of March 31, 2025, no BHG purchased loans were delinquent. At March 31, 2025, our largest BHG purchased loan totaled $310,000 and it was performing according to its original terms.

Home Equity Loans and Lines of Credit. At March 31, 2025, home equity loans and lines of credit totaled $4.4 million, or 4.1% of total loans. Home equity loans are generally fixed-rate loans for terms of up to 180 months. The interest rate for home equity lines of credit are based on the prime rate, with a floor rate of 3% and a ceiling rate of 24%. The loan to value ratio for home equity loans and lines of credit is generally up to 90%, taking into account any superior mortgage on the collateral property.

Consumer Loans. At March 31, 2025, consumer loans totaled $1.3 million, or 1.2% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by automobiles (new and used). Consumer loans have fixed interest rates and terms up to 72 months (for a new automobile). Our loan policy does not specify loan to value ratios for consumer loans.

Loan Underwriting Risks

Subprime One- to Four-Family Residential Mortgage Loans. Subprime loans are generally defined as loans made to borrowers with credit scores of less than 620. Subprime loans expose us to higher delinquency risk and default risk and a higher potential for losses than loans made to borrowers with more favorable credit scores and credit risk profile.

Commercial Real Estate Loans and Multi-family Real Estate Loans. Loans secured by commercial real estate or multi-family properties generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending and multi-family lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the underlying business or multi-family property. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan or multi-family loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.2x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan or a multi-family loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on these loans can be unpredictable and substantial.

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial and industrial loans typically consists of equipment, accounts receivable, or inventory. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

Construction and Land Development Loans. Construction and land development lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Land development loans have substantially similar risks.

Consumer Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales

We originate loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers.

As discussed under “– Lending Activities – Commercial and Industrial Loans,” we purchase loans from Bankers Healthcare Group, LLC. We occasionally purchase participation interests loans originated by other financial institutions acting as the lead lender. At March 31, 2025, our largest purchased participation interest had an outstanding balance of $1.4 million and is secured by a hotel property located in Columbus, Ohio. At March 31, 2025, it was performing according to its original terms.

We generally do not sell the one- to four-family mortgage loans we originate, but retain them in our loan portfolio and do not sell the servicing rights. Historically, we have not sold loans we have originated. We are currently developing the infrastructure necessary to sell one- to four-family residential mortgage loans, particularly longer term loans to help mitigate our interest rate risk exposure. We expect to hire up to three additional employees for this purpose, which is expected to increase our noninterest expenses in future periods. Occasionally, we sell participation interests in commercial real estate loans and other commercial loans we originate as lead lender so that our retained interest is within our legal lending limit.

Loan Approval Procedures and Authority

Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all real estate loans that we originate, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Monroe Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At March 31, 2025, our largest credit relationship to one borrower had an outstanding credit exposure of $1.9 million, of which $1.1 million was outstanding, and is secured by residential real estate and business assets. At March 31, 2025, these loans were performing according to their original terms.

We have three tiers of lending authority: individual lending authority (President, Vice President – Commercial Lending, Vice President – Retail Banking, and Vice President – Business Development); the Officers Loan Committee (consisting of at least the President, Vice President – Commercial Lending, Vice President – Retail Banking, and Vice President – Business Development); the Board Loan Committee (consisting of at least four members of the Board of Directors and the members of the Officers Loan Committee); and the full Board of Directors. Depending on the loan type, individual lending authorities are up to $250,000 per loan ($500,000 aggregate credit exposure), Officers Loan Committee lending authority is up to $750,000 per loan ($750,000 aggregate credit exposure) and Board Loan Committee lending authority is up to $1.0 million ($1.0 million aggregate credit exposure). All loans that exceed the approval authority of the Board Loan Committee are submitted to the full Board of Directors for review and disposition.

Generally, we require property and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we require an escrow for flood insurance (where appropriate) and generally request an escrow for property taxes and insurance. We allow borrowers to pay their own taxes and property and casualty insurance as long as proof of payment is provided.

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures. When a borrower becomes 30 days past due on a loan, we attempt to contact the borrower by telephone. Delinquency letters are mailed to borrowers at delinquency intervals of 11 days for consumer loans and 16 days for residential and commercial loans. Once the loan is considered in default, generally at 90 days past due, a letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs. All delinquent loans are reported to the board of directors each month.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell. At March 31, 2025, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Modifications Made to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At March 31, 2025, we had $902,000 of modified loans.

Delinquent Loans. The following table sets forth our loan delinquencies (including non-accrual loans), by type and amount, at the dates indicated.

	At March 31,
	2025			2024
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days Past	Days Past	or More	Days Past	Days Past	or More
	Due	Due	Past Due	Due	Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family	$—	$—	$—	$198	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	20	—	—
Consumer loans	—	—	—	13	—	—
Total	$—	$—	$—	$231	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated. As of March 31, 2025, there were no non-accruing loans made to borrowers experiencing financial difficulty included in non-accrual loans. As of March 31, 2024, there were no troubled debt restructurings included in non-accrual loans.

	At March 31,
	2025		2024

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$420		$—
Multi-family	—		—
Commercial	—		—
Construction and land development	—		—
Commercial and industrial loans	13		—
Home equity loans and lines of credit	114		—
Consumer loans	82		—
Total non-accrual loans	$629		$—
Accruing loans past due 90 days or more	—		—
Foreclosed assets	—		—
Other nonperforming assets	—		—
Total non-performing assets	$629		$—
Total non-performing loans to total loans	0.58%	%	—%
Total non-accruing loans to total loans	0.58%	%	—%
Total non-performing assets to total assets	0.44%	%	—%

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

Our classified and special mention assets at the dates indicated were as follows:

	At March 31,
	2025	2024

	(In thousands)
Substandard assets	$128	$67
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$128	$67

Special mention assets	$1,439	$857
Foreclosed real estate and other repossessed assets	$—	$—

Other Loans of Concern. At March 31, 2025, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Credit Losses

The allowance for credit losses on loans and unfunded commitments represents management’s estimate of lifetime credit losses on loans and unfunded commitments as of the reporting date. Management uses relevant available information, from both internal and external sources, related to historical experience, current conditions and reasonable and supportable forecasts. Expected credit losses are measured on a pool basis when similar risk characteristics exist by applying a loss rate based on historical data to each loan pool over the estimated remaining life of the loan pool. The loss rate is adjusted for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience, including adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and other economic conditions. Loans that do not share risk characteristics are measured on an individual basis. When a borrower is experiencing financial difficulty and repayment is expected to be provided through the operation or sale of the collateral, the expected credit loss is based on the fair value of collateral at the reporting date, adjusted for costs to sell. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to individually evaluated loans are charged or credited to the provision for credit losses.

The determination of the allowance for credit losses is complex and requires extensive judgement by management regarding matters that are inherently uncertain. Factors influencing the allowance for credit losses include, but are not limited to, loan volume, loan asset quality, delinquency and nonperforming loan trends, historical credit losses, economic and forecasted data. Changes in factors used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses and it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term.

Effective April 1, 2023, the CECL accounting standard became effective for Monroe Federal. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. CECL required us to change the current method of providing allowances for loan losses that are incurred or probable, which will increase the types of data we will need to collect and review to determine the appropriate level of the allowance for credit losses. Using loan data as of April 1, 2023, the adoption of CECL required us to increase the allowance for credit losses on loans and unfunded commitments by $361,000, or 56.2%, from $642,000 as of March 31, 2023 to $1.0 million as of April 1, 2023.

As an integral part of their examination process, the OCC will periodically review our allowance for credit losses, and as a result of such reviews, we may determine to adjust our allowance for credit losses. However, the OCC is not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of our management.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Years Ended March 31,
	2025	2024

	(Dollars in thousands)
Allowance for credit losses on loans at beginning of period	$856	$642
Effect of adoption of CECL	—	263
Provision for (recovery of) for credit losses on loans	(5)	(101)
Charge-offs:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—
Commercial and industrial loans	—	—
Home equity loans and lines of credit	—	—
Consumer loans	—	(5)
Total charge-offs	—	(5)

Recoveries:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	1	52
Construction and land development	—	—
Commercial and industrial loans	—	4
Home equity loans and lines of credit	—	—
Consumer loans	1	1
Total recoveries	2	57

Net (charge-offs) recoveries	2	52

Allowance for credit losses on loans at end of period	$853	$856

Allowance for credit losses on loans as a percentage of non-performing loans at end of period	73.74%	—%
Allowance for credit losses on loans as a percentage of total loans outstanding at end of period	0.79%	0.79%
Net (charge-offs) recoveries as a percentage of average loans outstanding during period	0.00%	0.05%

Allocation of Allowance for Credit Losses on Loans. The following tables set forth the allowance for credit losses on loans allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At March 31,
	2025			2024
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
	Allowance	Category	Each	Allowance	Category	Each
	for Credit	to Total	Category	for Credit	to Total	Category
	Losses on	Allocated	to Total	Losses on	Allocated	to Total
	Loans	Allowance	Loans	Loans	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
Residential	$378	44.3%	64.6%	$394	46.0%	63.4%
Multi-family	7	0.9	1.5	—	—	1.8
Commercial	337	39.5	22.4	334	39.0	22.0
Construction and land development	38	4.5	2.3	47	5.5	2.8
Commercial and industrial loans	39	4.6	3.9	42	4.9	4.5
Home equity loans and lines of credit	24	2.8	4.1	—	—	3.9
Consumer loans	30	3.4	1.2	39	4.6	1.6
Total allocated allowance	$853	100.0%	100.0%	$856	100.0%	100.0%
Unallocated allowance	—			—
Total allowance for credit losses on loans	$853			$856

Although we believe that we use the best information available to establish the allowance for credit losses on loans, future adjustments to it may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses on loans may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses on loans. The OCC may have judgments different than those of management, and we may determine to increase our allowance for credit losses on loans as a result of these regulatory reviews. Any material increase in the allowance for credit losses on loans may adversely affect our financial condition and results of operations.

Investment Activities

General. The goal of our investment policy is to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, meeting liquidity needs, meeting pledging requirements, and managing asset/liability management and interest rate risk strategies. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy is adopted by our board of directors and is reviewed annually by the board of directors. We use an independent investment advisory firm, registered with the Securities and Exchange Commission, to execute investment transactions in accordance with our investment policy, perform pre-purchase analysis, and provide portfolio analysis on a quarterly basis. All investment transactions executed by the independent investment advisory firm must be pre-approved by our President and Chief Executive Officer or by our Chief Financial Officer. On a quarterly basis, Monroe Federal’s board of directors reviews activity in the investment portfolio and investment strategies.

Our current investment policy permits, with certain limitations, investments in U.S. Treasury and federal agency securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities; state and municipal securities; interest-bearing time deposits in other financial institutions; among other investments.

At March 31, 2025, our investment portfolio consisted primarily of U.S. government agency securities, mortgage-backed securities issued by U.S. government-sponsored enterprises, and state and municipal securities. At March 31, 2025, we also owned $692,000 of Federal Home Loan Bank of Cincinnati stock. As a member of Federal Home Loan Bank of Cincinnati, we are required to purchase stock in the Federal Home Loan Bank of Cincinnati, which is carried at cost and classified as a restricted investment.

For additional information regarding our investment securities portfolio, see note 2 to the notes to consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, money market accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and our favorable reputation in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. See “Risk Factors – Risks Related to Operational Matters – Our funding sources may prove insufficient to meet our liquidity needs and support our future growth.”

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At March 31,
	2025			2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest bearing demand accounts	$7,540	6.2%	—%	$8,941	6.3%	—%
Interest bearing demand accounts	30,487	25.3	0.02	39,518	27.8	0.02
Savings accounts	21,027	17.4	0.35	19,498	13.7	0.71
Money market accounts	27,837	23.1	1.68	31,729	22.3	0.82
Certificates of deposit	33,773	28.0	3.87	42,406	29.9	3.82
Total	$120,664	100.0%		$142,092	100.0%

At March 31, 2025 and March 31, 2024, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000) was $43.3 million and $57.0 million, respectively.

At March 31, 2025 and March 31, 2024, the aggregate amount of all uninsured certificates of deposit (certificates of deposit in excess of the Federal Deposit Insurance limit of $250,000) was $6.7 million and $10.3 million, respectively.

At March 31, 2025 and March 31, 2024, we had no deposits that were uninsured for any reason other than being in excess of the FDIC limit.

The following table sets forth, by time remaining until maturity, our uninsured certificates of deposit at the date indicated.

At March 31, 2025
(In thousands)
Maturity Period:
Three months or less	$2,475
Over three months through 6 months	1,570
Over 6 months through 12 months	906
Over 12 months	1,794
Total	$6,745

Borrowings. We may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. These advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 2025, we had the ability to borrow up to $45.4 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At March 31, 2025, we had $10.0 million of outstanding advances under this facility. In addition, at March 31, 2025, we had the capacity to borrow up to $6.7 million from the Federal Reserve Bank of Cleveland and up to $5.0 million from a correspondent bank, with no outstanding balance under either facility.

Human Capital Resources

As of March 31, 2025, we had 23 full-time employees and 4 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

The success of our business depends highly on our employees, who provide value to our customers and communities through their dedication to our business. We encourage and support the growth and development of our employees and, wherever possible, seek to fill open positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs. We believe our ability to attract and retain employees is a key to our success and strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

Subsidiary Activities

Monroe Federal is the sole and wholly-owned subsidiary of Monroe Federal Bancorp. Monroe Federal has no subsidiaries.

Regulation and Supervision

General

As a federal savings association, Monroe Federal is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Monroe Federal also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Monroe Federal or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

Monroe Federal Bancorp is a savings and loan holding company and is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. It is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Monroe Federal Bancorp and Monroe Federal.

Set forth below is a brief description of material regulatory requirements that are applicable to Monroe Federal and Monroe Federal Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Monroe Federal and Monroe Federal Bancorp.

Federal Banking Regulation

Business Activities. A federal association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Monroe Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Monroe Federal may also establish subsidiaries that may engage in certain activities not otherwise permissible for Monroe Federal to engage in directly, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (Loss) (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Monroe Federal exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019.

The federal banking agencies have developed a “Community Bank Leverage Ratio (CBLR)” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio will be deemed compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum CBLR at not less than 8% and not more than 10%, and as of January 1, 2022, it is set at 9%. At March 31, 2025, Monroe Federal was subject to the CBLR framework and had a CBLR of 10.0%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At March 31, 2025, Monroe Federal complied with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Monroe Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Monroe Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At March 31, 2025, Monroe Federal complied with the qualified thrift lender test, with a percentage of qualified thrift investments to total assets of approximately 83.51%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to its capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus its retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Monroe Federal, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Monroe Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Monroe Federal. Monroe Federal Bancorp will be an affiliate of Monroe Federal because it will control Monroe Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Monroe Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Monroe Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Monroe Federal’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well-capitalized to comply with supervisory actions as if it were in the next lower category.

The OCC may order savings associations that have insufficient capital to take corrective actions. For example, a savings association that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings association is required to guarantee that the savings association complies with the restoration plan. A “significantly undercapitalized” savings association may be subject to additional restrictions. Savings associations deemed by the OCC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

At March 31, 2025, Monroe Federal met the criteria for being considered “well capitalized.” For further information, see note 9 to the notes to consolidated financial statements.

Insurance of Deposit Accounts. Monroe Federal is a member of the Deposit Insurance Fund, which is administered by the FDIC. Its deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. That system was effective July 1, 2016 and replaced a system under which each institution was assigned to a risk category. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The current scale, also effective July 1, 2016, is a reduction from the previous range of 2.5 to 45 basis points. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The existing system represents a change, required by the Dodd-Frank Act, from the FDIC’s prior practice of basing the assessment on an institution’s aggregate deposits.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Monroe Federal. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for Monroe Federal.

Privacy Regulations. Federal regulations generally require that Monroe Federal disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Monroe Federal is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Monroe Federal has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA Patriot Act. Monroe Federal is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Monroe Federal are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Monroe Federal also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Monroe Federal is a member of the Federal Home Loan Bank of Cincinnati, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Cincinnati provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Cincinnati are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati. Monroe Federal complied with this requirement at March 31, 2025. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. Monroe Federal reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At March 31, 2025, no impairment was recognized.

Holding Company Regulation

Monroe Federal Bancorp is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Monroe Federal Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Monroe Federal.

As a savings and loan holding company, Monroe Federal Bancorp’s activities are limited to those activities permissible by law for financial holding companies (if Monroe Federal Bancorp makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. Monroe Federal Bancorp does not intend to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in May 2018 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend its applicability to bank and savings and loan holding companies of up to $3.0 billion in assets. Regulations implementing this amendment were effective in August 2018. Consequently, savings and loan holding companies of under $3.0 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Monroe Federal Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

For Monroe Federal Bancorp to be regulated by the Federal Reserve Board as savings and loan holding company rather than as a bank holding company, Monroe Federal must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At March 31, 2025, Monroe Federal maintained approximately 83.51% of its portfolio assets in qualified thrift investments and complied with the qualified thrift lender requirement.

Federal Securities Laws

Monroe Federal Bancorp common stock is registered with the Securities and Exchange Commission. Monroe Federal Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures required under the federal securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, a federal statute, no person may acquire control of a savings and loan holding company such as Monroe Federal Bancorp unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with Monroe Federal Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board

Emerging Growth Company Status

Monroe Federal Bancorp is an emerging growth company. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, Monroe Federal Bancorp also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require our independent auditors to audit our internal control over financial reporting. In addition, as an emerging growth company, we have elected to take advantage of the extended transition periods for adopting new or revised financial accounting standards until the date they are required to be adopted by private companies (however, if any new or revised financial accounting standards would not apply to private companies, we would not be able to delay their adoption). Accordingly, our consolidated financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date.

Monroe Federal Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Conversion (i.e., on March 31, 2030); (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Taxation

Federal Taxation

General. Monroe Federal Bancorp and Monroe Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Monroe Federal Bancorp and Monroe Federal.

Method of Accounting. For federal income tax purposes, Monroe Federal currently reports its income and expenses on the cash basis of accounting and uses a tax year ending March 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Alternative Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At March 31, 2025, Monroe Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At March 31, 2025, Monroe Federal had $1.2 million of net operating loss carryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At March 31, 2025, Monroe Federal had no capital loss carryovers.

Corporate Dividends. Monroe Federal Bancorp may generally exclude from our income 100% of dividends received from Monroe Federal as a member of the same affiliated group of corporations.

Audit of Tax Returns. Monroe Federal’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Ohio. Monroe Federal is subject to Ohio taxation in the same general manner as other financial institutions. Monroe Federal files a consolidated Ohio Financial Institutions Tax (“FIT”) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth, capped at 14% of the institution’s total assets.

Maryland. As a Maryland business corporation, Monroe Federal Bancorp is required to file an annual report with and pay personal property taxes to the State of Maryland.

Item 1A. Risk Factors

Not applicable, as Monroe Federal Bancorp is a “smaller reporting company.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

If there is a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

In addition, we outsource a majority of our data processing requirements to third-party providers. Accordingly, our operations are exposed to risk that these vendors will not perform according to our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

Our Board of Directors relies to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Monroe Federal has a standing Officers Committee, consisting of the President and Chief Executive Officer and other executive officers including the Chief Information and Security Officer. The committee oversees cybersecurity risk management, in addition to other areas of Monroe Federal’s operations. The committee meets monthly, or more frequently if needed, and reports to Monroe Federal’s board of directors quarterly. Monroe Federal also engages outside consultants to support its cybersecurity efforts. Aside from the President and Chief Executive Officer, who is also a director of Monroe Federal, the other directors of Monroe Federal do not have significant experience in cybersecurity risk management in other business entities comparable to Monroe Federal.

Item 2. Properties

At March 31, 2025, the net book value of our properties (including land, buildings and improvements, and furniture and fixtures) was $5.1 million. The following table sets forth information regarding our offices at March 31, 2025.

		Year	Approximate
Location	Leased/Owned	Opened/Acquired	Square Footage
Main Office:
24 East Main Street
Tipp City, OH 45371
Miami County	Owned	1963	4,000
Branch Offices:
985 West Main Street
Tipp City, OH 45371
Miami County	Owned	2023	6,600
8512 North Dixie Drive
Dayton, OH 45414
Montgomery County	Leased	2007	1,500
264 East National Road
Vandalia, OH 45377
Montgomery County	Owned	1958	2,700

We also own property at 25 East Dow Street in Tipp City, located directly behind our main office. We use the parking lot on the property for employee parking. The property also includes a house which we rent to a residential tenant.

Item 3. Legal Proceedings

In addition to routine legal proceedings occurring in the ordinary course of business, at March 31, 2025 we were involved in legal proceedings seeking reimbursement for approximately $120,000 in real estate taxes paid on behalf of a former borrower. We are confident of a favorable outcome in the recovery of these tax reimbursements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Monroe Federal Bancorp’s common stock is quoted on the OTCQB Market under the symbol “MFBI.” As of March 31, 2025, we had 162 stockholders of record (excluding persons or entities holding stock in street name through various brokerage firms), and 526,438 shares of common stock outstanding. Prices quoted on the OTCQB market reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and not necessarily represent actual transactions.

To date, Monroe Federal Bancorp has not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered equity securities during the quarter ended March 31, 2025.

The Company did not repurchases any shares of its common stock during the quarter ended March 31, 2025.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, in residential real estate loans and, to a lesser extent, commercial real estate loans. To a significantly lesser extent, we also originate multi-family mortgage loans, construction and land development loans, commercial and industrial loans, home equity loans and lines of credit, and consumer loans. We also invest in securities, which have historically consisted primarily of U.S. government and agency securities, mortgage-backed securities and obligations issued by U.S. government sponsored enterprises, and state and municipal securities. We offer a variety of deposit accounts including checking accounts, savings accounts and certificate of deposit accounts.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, other service charges and fees, and income from bank owned life insurance. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, contract services, director fees, FDIC deposit insurance premiums, and other expenses.

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At March 31, 2025, our investment in bank owned life insurance was $3.6 million, which was within this investment limit.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continue to focus on originating one- to four-family residential mortgage loans. We are primarily a one- to four-family residential mortgage loan lender for borrowers in our primary market area. At March 31, 2025, $69.9 million, or 64.6% of our total loan portfolio, consisted of residential mortgage loans. We expect that residential mortgage lending will remain our primary lending activity. Historically, we have not sold loans we have originated. We are currently developing the infrastructure necessary to sell one- to four-family residential mortgage loans, particularly longer term one- to four-family residential mortgage loans, to help mitigate our interest rate risk exposure.

●	Grow and diversify our loan portfolio prudently by increasing originations of commercial real estate loans and commercial and industrial loans. Although we intend to continue our historical focus on the origination of residential mortgage loans, we intend to prudently increase our originations of commercial real estate loans and commercial and industrial loans to diversify our loan portfolio and increase yield. At March 31, 2025, commercial real estate loans amounted to $24.2 million, or 22.4% of total loans, and commercial and industrial loans amounted to $4.3 million, or 3.9% of total loans.

●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At March 31, 2025, nonperforming assets totaled $629,000 or 0.44% of total assets. At March 31, 2024, we had no nonperforming assets.
●	Continue efforts to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $86.9 million, or 72% of total deposits, at March 31, 2025.
●	Remain a community-oriented institution and rely on high quality service to maintain and build a loyal local customer base. We were originally chartered in 1875. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we hope to continue to build our banking business.
●	Grow organically and through opportunistic branching. We intend to grow our balance sheet organically on a managed basis, and the capital we are raising in the conversion and stock offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. The capital we are raising in the stock offering would help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

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

The allowance for credit losses is evaluated following the accounting guidance in Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326) for the fiscal year ended March 31, 2025. ASC 326 replaced the incurred loss impairment methodology with a new CECL methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an estimate of all expected credit losses for loans based on historical experience, current conditions, and reasonable and supportable forecasts.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. For further information see note 13 to the notes to financial statements.

Selected Consolidated Financial Data

	At March 31,
	2025	2024

	(In thousands)
Selected Consolidated Financial Condition Data:
Total assets	$144,329	$155,337
Cash and cash equivalents	2,078	10,618
Available-for-sale securities	23,143	25,181
Loans, net	106,996	107,869
Premises and equipment, net	5,125	5,340
Restricted stock	837	515
Bank-owned life insurance	3,605	3,491
Total deposits	120,664	142,092
Borrowings	9,972	3,000
Total stockholder's equity	12,069	8,565

	For the Years Ended March 31,
	2025	2024

	(In thousands)
Selected Consolidated Operating Data:
Total interest income	$5,901	$5,692
Total interest expense	2,229	1,975
Net interest income	3,672	3,717
Provision for (recovery of) credit losses	15	(143)
Net interest income after provision for
(recovery of) credit losses	3,657	3,861
Total noninterest income	354	344
Total noninterest expense	4,471	4,194
(Loss) income before income taxes	(460)	11
(Benefit) provision for income taxes	(133)	(49)
Net (loss) income	$(327)	$60

	At or For the Years Ended March 31,
	2025	2024

Performance Ratios:

Return on average assets	(0.22)%	0.04%
Return on average equity	(3.33)	0.73
Interest rate spread (1)	2.42	2.39
Net interest margin (2)	2.60	2.54
Noninterest expense as a percentage of average assets	3.03	2.76
Efficiency ratio (3)	111.05	103.28
Average interest-earning assets as a percentage of average interest-bearing liabilities	111.36	111.00

Capital Ratios:
Average equity as a percentage of average assets	6.66%	5.38%
Total capital as a percentage of risk-weighted assets	—	14.99
Tier 1 capital as a percentage of risk-weighted assets	—	14.23
Common equity Tier 1 capital as a percentage of risk-weighted assets	—	14.23
Tier 1 capital as a percentage of average assets	10.00	8.67

Asset Quality Ratios:
Allowance for credit losses on loans as a percentage of total loans	0.79%	0.79%
Allowance for credit losses on loans as a percentage of non-performing loans	135.45	—
Allowance for credit losses on loans as a percentage of non-accrual loans	135.45	—
Non-accrual loans as a percentage of total loans	0.58	—
Net recoveries (charge-offs) as a percentage of average outstanding loans	0.00	0.05
Non-performing loans as a percentage of total loans	0.58	—
Non-performing loans as a percentage of total assets	0.44	—
Total non-performing assets as a percentage of total assets	0.44	—

Other Data:
Number of offices	4	4
Number of full-time employees	23	23
Number of part-time employees	4	7

_______________

(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at March 31, 2025 and March 31, 2024

Total Assets. Total assets were $144.3 million at March 31, 2025, a decrease of $11.0 million, or 7.1%, from $155.3 at March 31, 2024. The decrease was primarily comprised of a decrease in cash and cash equivalents of $8.5 million and a decrease in available for sale investment securities of $2.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $8.5 million, or 80.4%, to $2.1 million at March 31, 2025 from $10.6 million at March 31, 2024. The decrease was due primarily to a decrease in interest-bearing deposits held in other financial institutions of $7.1 million, or 94.6%, from $7.5 million at March 31, 2024 to $406,000 at March 31, 2025.

Investment Securities. Investment securities available for sale decreased $2.1 million, or 8.1%, to $23.1 million at March 31, 2025, from $25.2 million at March 31, 2024. The decrease was primarily attributable to calls, maturities and repayments of securities totaling $2.3 million during the fiscal year ended March 31, 2025. The unrealized loss on securities decreased $393,000, or 7.1%, to $5.1 million at March 31, 2025 from $5.5 million at March 31, 2024.

Net Loans. Net loans decreased $873,000 or 0.8%, to $107.0 million at March 31, 2025 from $107.9 million at March 31, 2024. During the fiscal year ended March 31, 2025, loan originations totaled $18.6 million, comprised primarily of $7.6 million of loans secured by one- to four-family residential real estate, $4.3 million of construction and land loans, $3.4 million home equity loans, $1.9 of commercial real estate loans, $500,000 of multi-family loans, and $560,000 of commercial and industrial loans. Consumer loan originations totaled $331,000, the majority of which were auto loans.

During the fiscal year ended March 31, 2025, residential real estate loans increased $742,000, or 1.1%, to $69.9 million at March 31, 2025 and home equity lines of credit increased $214,000, or 5.1%, to $4.4 million at March 31, 2025. These increases were partially offset by a decrease in construction and land loans of $578,000, or 18.7%, to $2.5 million at March 31, 2025, a decrease in commercial and industrial loans of $634,000, or 13.0%, to $4.3 million at March 31, 2025 and a decrease in consumer loans of $503,000, or 28.1%, to $1.3 million at March 31, 2025.

The decrease in the Company’s loan portfolio has been due to an intentional slowdown of marketing efforts for new loans and strong competition for one- to four-family residential mortgage loans and commercial loans in our market area.

The Company’s strategy includes growing the loan portfolio, focusing on home equity lines and credit and commercial real estate loans.

Deposits. Deposits decreased by $21.4 million, or 15.1%, to $120.7 million at March 31, 2025 from $142.1 million at March 31, 2024. Core deposits decreased $12.8 million, or 12.8%, to $86.9 million at March 31, 2025 from $99.7 million at March 31, 2024. Certificates of deposit decreased $8.6 million, or 20.4%, to $33.8 million at March 31, 2025 from $42.4 million at March 31, 2024. The decrease in core deposits was due primarily to a $10.0 million decrease in the account held by a significant commercial customer whose account balance fluctuates routinely in the normal course of its business. The decrease in certificates of deposit was due primarily to outflows of higher rate accounts as management elected not to compete on interest rates during the period.

During the fiscal year ended March 31, 2025, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $10.0 million at March 31, 2025, an increase of $7.0 million, or 232.4%, from the $3.0 million balance at March 31, 2024. The increase in advances was used to offset the decrease in deposits during the year.

Stockholders’ Equity. Stockholders’ equity increased $3.5 million, or 40.9%, to $12.1 million at March 31, 2025, from $8.6 million at March 31, 2024. The increase was due primarily to an influx of capital of $3.5 million from the common stock issuance that net $5.3 million during the period. Expenses deducted from the gross stock proceeds totaled $1.4 million and the 36,851 ESOP shares purchased totaled $369,000. The Bank also purchased 21,000 shares of stock, totaling $210,000, which are being held in trust for the directors’ deferred compensation plan.

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

	For the Year Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$2,860	$171	5.98%	$3,028	$167	5.52%
Available-for-sale securities	29,470	492	1.67	32,304	533	1.65
Loans	108,821	5,238	4.81	111,092	4,992	4.49
Total interest-earning assets	141,151	5,901	4.18	146,424	5,692	3.89
Noninterest earning assets	7,261			6,503
Allowance for credit losses	(879)			(931)
Total assets	$147,533			$151,996

Interest-bearing liabilities:
Interest-bearing demand accounts	$34,797	7	0.02%	$33,622	7	0.02%
Savings accounts	19,509	35	0.18	21,825	17	0.08
Money market accounts	29,213	429	1.47	29,941	225	0.75
Certificates of deposit	35,749	1,386	3.88	38,622	1,334	3.45
Total interest-bearing deposits	119,268	1,857	1.56	124,010	1,583	1.28
Federal Home Loan Bank advances	7,423	368	4.96	7,784	385	4.95
Federal Funds purchased	66	4	6.06	120	7	5.83
Total interest-bearing liabilities	126,757	2,229	1.76	131,914	1,975	1.50
Noninterest-bearing demand deposits	8,248			9,485
Other noninterest-bearing liabilities	2,700			2,413
Total liabilities	137,705			143,812
Total stockholders' equity	9,828			8,184
Total liabilities and stockholders' equity	147,533			151,996
Net interest income		$3,672			$3,717
Net interest rate spread (1)			2.42%			2.39%
Net interest-earning assets (2)	$14,394			$14,630
Net interest margin (3)			2.60%			2.54%
Average interest-earning assets to interest-bearing liabilities	111.36%			111.00%

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

	Years Ended March 31, 2025 vs.
	2024
	Increase (Decrease)		Total
	Due to:		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans, net	$(104)	$350	$246
Available-for-sale securities	(47)	6	(41)
Other interest-earning assets	(8)	12	4
Total interest-earning assets	(159)	368	209

Interest-bearing liabilities:
Interest-bearing demand accounts	—	—	—
Savings accounts	(2)	20	18
Money market accounts	(6)	210	204
Certificates of deposit	(101)	153	52
Total deposits	(109)	383	274
Federal funds purchased	(18)	1	(17)
Federal Home Loan Bank advances	(3)	—	(3)
Total interest-bearing liabilities	(130)	384	254

Change in net interest income	$(29)	$(16)	$(45)

Comparison of Operating Results for the Fiscal Years Ended March 31, 2025 and 2024

General. Net loss for the fiscal year ended March 31, 2025, was $327,000, a decrease in earnings of $386,000 or 646.5%, compared to net income of $60,000 for the fiscal year ended March 31, 2024. The decrease in net income was primarily due to a $277,000, or 6.6%, increase in noninterest expenses and a $159,000, or 110.7% increase in the provision for credit losses, which were partially offset by a $84,000, or 172.5%, increase in the income tax benefit provision.

Interest Income Interest income increased $209,000, or 3.7%, to $5.9 million for the fiscal year ended March 31, 2025 compared to $5.7 million for the fiscal year ended March 31, 2024. This increase was attributable to a $246,000, or 4.9%, increase in interest on loans receivable, which was partially offset by a $41,000, or 7.7%, decrease in interest on investment securities.

The average yield on loans increased by 32 basis points to 4.81% for the fiscal year ended March 31, 2025 from 4.49% for the fiscal year ended March 31, 2024, while the average balance of loans decreased by $2.3 million, or 2.0%, during the fiscal year ended March 31, 2025 compared to the average balance for the fiscal year ended March 31, 2024. The increase in average yield on loans reflects the increase in the overall interest rate environment period-to-period. The increases in interest rates have provided higher yields on newly originated loans, as well as the Company’s adjustable-rate loans, which have adjusted upward and should continue to rise provided the higher interest rate environment persists.

The average balance of investment securities decreased $2.8 million, or 8.7%, to $29.5 million for the fiscal year ended March 31, 2025 from $32.3 million for the fiscal year ended March 31, 2024, while the average yield on investment securities increased by two basis points to 1.67% for the fiscal year ended March 31, 2025 from 1.65% for the fiscal year ended March 31, 2024.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, increased $4,000 or 2.4%, for the fiscal year ended March 31, 2025, due to an increase in the average yield of 46 basis points, to 5.98% for the fiscal year ended March 31, 2025 from 5.52% for the fiscal year ended March 31, 2024. The increase in average yield was due to the increase in interest rates in the overall economy period-to-period.

Interest Expense Total interest expense increased $254,000, or 12.7%, to $2.2 million for the fiscal year ended March 31, 2025 from $2.0 million for the fiscal year ended March 31, 2024. Interest expense on deposits increased $274,000, or 17.3%, due primarily to an increase of 28 basis points in the average cost of deposits to 1.56% for the fiscal year ended March 31, 2025 from 1.28% for the fiscal year ended March 31, 2024, which was partially offset by a decrease of $4.7 million, or 3.8%, in the average balance of interest-bearing deposits to $119.3 million for the fiscal year ended March 31, 2025 from $124.0 million for the fiscal year ended March 31, 2024.

Interest expense on borrowings decreased $20,000 or 5.1%, to $372,000 for the fiscal year ended March 31, 2025, compared to $392,000 for the fiscal year ended March 31, 2024. The decrease was due to a $415,000, or 5.3%, decrease in the average balance outstanding, to $7.5 million for the fiscal year ended March 31, 2025 from $7.9 million for the fiscal year ended March 31, 2024, which was partially offset by a one basis point increase in the weighted-average rate, to 4.97% for the fiscal year ended March 31, 2025 compared to 4.96% for the fiscal year ended March 31, 2024.

Net Interest Income. Net interest income decreased $45,000, or 1.2%, to $3.7 million for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. An increase in the interest rate spread to 2.42% for the fiscal year ended March 31, 2025 from 2.39% for the fiscal year ended March 31, 2024, was partially offset by the average net interest earning assets decrease of $236,000 period-to-period. The net interest margin increased to 2.62% for the fiscal year ended March 31, 2025 from 2.54% for the fiscal year ended March 31, 2024. The interest rate spread and net interest margin were impacted by a series of market interest rate increases during 2024, and to a lesser extent, a recent 100 basis point reduction in the federal funds rate by the Federal Reserve Board.

Provision for Credit Losses. The Company recorded an increase in the provision for credit losses of $159,000, or 110.7%, for the fiscal year ended March 31, 2025 to a provision for credit losses of $15,000 compared to a recovery for credit losses of $144,000 recorded for the fiscal year ended March 31, 2024. The allowance for credit losses on loans was $853,000 at March 31, 2025, a decrease of $3,000, or 0.4%, compared to $856,000 at March 31, 2024. The allowance for credit losses on off-balance sheet commitments was $76,000 at March 31, 2025, an increase of $20,000, or 35.7%, over the $56,000 total at March 31, 2024. The allowance for credit losses on loans represented 0.79% of total loans at March 31, 2025, and 0.79% at March 31, 2024.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company had no nonperforming loans at both March 31, 2025 and March 31, 2024. Classified loans totaled $128,000 at March 31, 2025, compared to $67,000 at March 31, 2024. There were no total loans past due greater than 30 days at March 31, 2025, compared to $231,000 past due greater than 30 days at March 31, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2025 and 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Noninterest income increased $10,000 or 2.8%, to $354,000 for the fiscal year ended March 31, 2025 from $344,000 for the fiscal year ended March 31, 2024. A $13,000, or 12.9%, increase in the cash surrender value of bank-owned life insurance (BOLI) was partially offset by a $4,000, or 10.7%, decrease in other income. The annualized net yield on BOLI was 3.45% as of 3/31/25, compared to 3.24% as of 3/31/24.

Noninterest Expense. Noninterest expense increased $277,000, or 6.6%, to $4.5 million for the fiscal year ended March 31, 2025, compared to $4.2 million for the fiscal year ended March 31, 2024. The increase was due primarily to a $210,000 or 114.0%, increase in professional services, and a $58,000, or 2.8%, increase in salaries and employee benefits. This was partially offset by a $10,000 or 2.3%, decrease in other expenses, and a $9,000, or 9.8%, decrease in advertising.

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

Provision (Benefit) for Income Taxes. The Company’s income tax benefit provision increased by $84,000, or 172.5%, to a total of $133,000 for the fiscal year ended March 31, 2025, compared to a benefit provision of $49,000 during the fiscal year ended March 31, 2024. The increase in the income tax benefit provision was due primarily to a $471,000 increase in pretax loss. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

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

We maintain uninsured deposits that exceed the Federal Deposit Insurance Corporation insurance limit. Senior management reviews uninsured deposit balances monthly to manage any risks due to fluctuations in the balances of uninsured deposits. We do not maintain any internal policy limits on concentrations in uninsured deposits in total or by type of depositor. We may accept brokered deposits up to an internal policy limit of 00% of total assets from brokers approved by the board of directors. Before a broker is approved by the board of directors, we conduct financial analysis and due diligence on the broker. We had no brokered deposits at March 31, 2025.

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

Economic Value of Equity. We compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200 and 300 basis point increments or decreases instantaneously by 100, 200 and 200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of March 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table exceeded the policy limits established by our board of directors.

At March 31, 2025
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
		(Decrease) in			Increase
		EVE			(Decrease)
Change in Interest	Estimated				(basis
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)

		(Dollars in thousands)
300	$11,541	$(7,059)	(37.95)%	9.36%	(404)
200	$13,968	$(4,632)	(24.90)%	10.89%	(251)
100	$16,725	$(1,875)	(10.08)%	12.53%	(87)
Level	$18,600	—	—%	13.40%	—
(100)	$20,123	$1,523	8.19%	13.97%	57
(200)	$20,832	$2,232	12.00%	14.00%	61
(300)	$20,509	$1,910	10.27%	13.44%	4
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2025, we would have experienced a 10.08% decrease in EVE in the event of an instantaneous parallel 100 basis point increase in market interest rates and a 8.19% increase in EVE in the event of an instantaneous 100 basis point decrease in market interest rates.

Change in Net Interest Income. The table sets forth, as of March 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At March 31, 2025
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
300	$3,365	(7.76)%
200	$3,490	(4.34)%
100	$3,628	(0.55)%
Level	$3,648	—
(100)	$3,683	0.96%
(200)	$3,685	1.02%
(300)	$3,637	(0.31)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.

The table above indicates that as of March 31, 2025, we would have experienced a 0.55% decrease in net interest income in the event of an instantaneous parallel 100 basis point increase in market interest rates and a 0.96% increase in net interest income in the event of an instantaneous 100 basis point decrease in market interest rate.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and a correspondent bank. At March 31, 2025, we had the ability to borrow up to $45.4 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At March 31, 2025, we had $10.0 million of outstanding advances under this facility. At March 31, 2025, we had no outstanding borrowings from the Federal Reserve Bank of Cleveland but had the capacity to borrow up to $6.7 million. At March 31, 2025, we had no outstanding borrowings from the correspondent bank but had the capacity to borrow up to $5.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the fiscal year ended March 31, 2025, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $8.5 million. Net cash provided by investing activities amounted to $2.8 million, net cash used in financing activities amounted to $11.2 million, and net cash provided by operating activities amounted to $204,000.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Monroe Federal Bancorp is a separate legal entity from Monroe Federal Savings and Loan Association Bank and must provide for its own liquidity to fund its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Monroe Federal Bancorp is governed by applicable regulations. At March 31, 2025, Monroe Federal Bancorp (on an unconsolidated basis) had liquid assets of $1.5 million.

At March 31, 2025, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 6 to the notes to consolidated financial statements.

Off-Balance Sheet Arrangements. At March 31, 2025, we had $16.3 million of outstanding commitments, consisting of $1.6 million in commitments to originate loans and $14.7 million of undisbursed funds on previously originated loans. At March 31, 2025, certificates of deposit that are scheduled to mature on or before March 31, 2026, totaled $25.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Impact of Inflation and Changing Prices

The financial statements and related data presented in this prospectus have been prepared according to GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increasing operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information regarding this item is contained in Item 7 under the heading “Management of Market Risk.”

Item 8. Financial Statements And Supplementary Data

4890 Owen Ayres Ct. Suite 200 Eau Claire, WI 54701	715 832 3407 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Monroe Federal Bancorp, Inc. and Subsidiary

Tipp City, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Monroe Federal Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Wipfli LLP

Eau Claire, Wisconsin

July 3, 2025

MONROE FEDERAL BANCORP, INC.

Consolidated Balance Sheets

March 31, 2025 and 2024

	March 31,
	2025	2024
Assets
Cash and due from banks	$1,671,620	$2,981,089
Interest-bearing deposits in other financial institutions	406,147	7,529,609
Federal funds sold	—	107,000
Cash and cash equivalents	2,077,767	10,617,698

Available-for-sale securities	23,143,192	25,181,361
Loans receivable	107,849,120	108,724,627
Allowance for credit losses	(853,032)	(855,455)
Net loans	106,996,088	107,869,172

Premises and equipment	5,125,014	5,339,998
Restricted stock	836,600	515,000
Bank owned life insurance	3,605,191	3,491,015
Accrued interest receivable	469,009	483,027
Net deferred federal income taxes	1,359,641	1,328,523
Other assets	716,169	511,468
Total assets	$144,328,671	$155,337,262

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand	$38,026,826	$48,459,382
Savings and money market	48,864,461	51,227,399
Time	33,772,903	42,405,531
Total deposits	120,664,190	142,092,312
Advances from the Federal Home Loan Bank	9,972,000	3,000,000
Advances by borrowers for taxes and insurance	327,842	329,730
Directors plan liability	608,217	762,416
Accrued interest payable and other liabilities	687,889	588,099
Total liabilities	132,260,138	146,772,557

Stockholders' Equity
Preferred stock - $.01 par value, 1,000,000 shares authorized	—	—
Common stock - $.01 par value, 14,000,000 shares authorized, 526,438 shares issued at March 31, 2025	5,264	—
Additional paid in capital	3,859,854	—
Unallocated common stock of ESOP	(345,478)	—
Retained earnings	12,591,062	12,917,702
Treasury stock - 21,000 shares	(210,000)	—
Deferred compensation plan - Rabbi Trust - 21,000 shares	210,000	—
Accumulated other comprehensive loss	(4,042,169)	(4,352,997)
Total stockholders' equity	12,068,533	8,564,705
Total liabilities and stockholders' equity	$144,328,671	$155,337,262

See Notes to Consolidated Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Operations

Years Ended March 31, 2025 and 2024

	Year Ended
	March 31,
	2025	2024
Interest income
Loans	$5,238,085		$4,992,669
Investment securities	491,905		532,841
Interest-bearing deposits and other	171,425		166,842

Total interest income	5,901,415		5,692,352

Interest expense
Deposits	1,857,674		1,582,994
Borrowings	371,113		391,988

Total interest expense	2,228,787		1,974,982

Net interest income	3,672,628		3,717,370

Provision for (recovery of) credit losses	15,288		(143,224)

Net interest income after provision for (recovery of) credit losses	3,657,340		3,860,594

Noninterest income
Service fees on deposits	173,108		178,094
Late charges and fees on loans	13,701		9,041
Loan servicing fees	16,201		14,748
Increase in cash surrender value of bank owned life insurance	114,176		101,157
Other income	36,850		41,245

Total noninterest income	354,036		344,285

Noninterest expense
Salaries and employee benefits	2,133,611		2,075,798
Directors fees	121,800		119,698
Occupancy and equipment	562,267		557,802
Data processing fees	541,578		531,255
Franchise taxes	75,832		58,626
FDIC insurance premiums	84,080		109,773
Professional services	393,534		183,893
Advertising	84,754		93,910
Other	473,575		463,173

Total noninterest expense	4,471,031		4,193,928

(Loss) income before income taxes	(459,655)		10,951

Benefit for income taxes	(133,015)		(48,818)

Net (loss) income	$(326,640)		$59,769

Loss per share - basic and diluted	$(0.67)	$	N/A

See Notes to Consolidated Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended March 31, 2025 and 2024

	Year Ended
	March 31,
	2025	2024
Net (loss) income	$(326,640)	$59,769

Other comprehensive income:
Net unrealized gains on available-for-sale securities	393,454	5,908

Tax (expense)	(82,626)	(1,239)

Other comprehensive income	310,828	4,669

Comprehensive (loss) income	$(15,812)	$64,438

See Notes to Consolidated Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended March 31, 2025 and 2024

					Accumulated
			Unallocated		Other		Deferred
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Compensation Plan
	Stock	Paid-in-Capital	of ESOP	Earnings	Income (Loss)	Stock	Rabbi Trust	Total
Balance at April 1, 2023	$—	$—	$—	$13,143,241	$(4,357,666)	$—	$—	$8,785,575

Effect of change in accounting principle - ASC 326, net of tax	—	—	—	(285,308)	—	—	—	(285,308)

Net income	—	—	—	59,769	—	—	—	59,769
			—
Other comprehensive income	—	—	—	—	4,669	—	—	4,669

Balance at March 31, 2024	$—	$—	$—	$12,917,702	$(4,352,997)	$—	$—	$8,564,705

Net loss	—	—	—	(326,640)	—	—	—	(326,640)

Proceeds from issuance of shares of common stock, net of stock offering costs	5,264	3,852,820	—	—	—	—	—	3,858,084

Purchase of ESOP shares	—	—	(368,510)	—	—	—	—	(368,510)

Release of ESOP shares	—	7,034	23,032	—	—	—	—	30,066

Shares purchased by trust (deferred compensation plans)	—	—	—	—	—	(210,000)	—	(210,000)

Treasury stock held (deferred compensation plans)	—	—	—	—	—	—	210,000	210,000

Other comprehensive income	—	—	—	—	310,828	—	—	310,828

Balance at March 31, 2025	$5,264	$3,859,854	$(345,478)	$12,591,062	$(4,042,169)	$(210,000)	$210,000	$12,068,533

See Notes to Consolidated Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended March 31, 2025 and 2024

	Year Ended
	March 31,
	2025	2024
Operating Activities
Net (loss) income	$(326,640)	$59,769
Items not requiring (providing) cash:
Depreciation and amortization	262,384	253,221
Amortization of premiums and discounts	151,871	178,358
Accretion of deferred loan fees	(53,422)	(87,777)
Provision (Benefit) for deferred income taxes	(113,744)	(35,595)
Provision for (recovery of) credit losses	15,288	(143,224)
Increase in cash surrender value of bank owned life insurance	(114,176)	(101,157)
Release of ESOP shares	30,066	—
Changes in:
Accrued interest receivable	14,018	(32,502)
Other assets	(204,701)	(74,666)
Accrued interest payable and other liabilities	135,237	(392,019)

Net cash provided by (used in) operating activities	(203,819)	(375,592)

Investing Activities
Proceeds from calls, maturities and paydowns of available-for-sale securities	2,279,752	2,725,489
Net change in loans	931,572	709,102
Purchase of premises and equipment	(47,400)	(116,737)
Purchase of restricted stock	(639,200)	294,100
Proceeds from redemption of restricted stock	317,600	0

Net cash provided by (used in) investing activities	2,842,324	3,611,954

Financing Activities
Net (decrease) increase in deposit accounts	(21,428,122)	14,795,886
Net decrease in federal funds purchased	—	(865,000)
Proceeds from Federal Home Loan Bank advances	56,831,000	19,150,000
Repayment of Federal Home Loan Bank advances	(49,859,000)	(28,650,000)
(Decrease) increase in advances from borrowers for taxes and insurance	(1,888)	22,662
Gross proceeds from stock offering	5,269,644	—
Stock offering costs	(1,411,560)	0
Purchase of ESOP shares	(368,510)	0
Purchase of treasury stock (deferred compensation plans)	(210,000)	0
Net cash (used in) provided by financing activities	(11,178,436)	4,453,548

(Decrease) Increase in Cash and Cash Equivalents	(8,539,931)	7,689,910

Cash and Cash Equivalents, Beginning of Period	10,617,698	2,927,788

Cash and Cash Equivalents, End of Period	$2,077,767	$10,617,698

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Interest on deposits and borrowings	$2,218,406	$1,999,435
Income taxes paid (refunded)	(24,880)	(12,980)

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to assets acquired through foreclosure	$—	$12,481
Financed sales of assets acquired through foreclosure	—	$12,481

See Notes to Consolidated Financial Statements

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Monroe Federal Bancorp, Inc. (“Monroe Federal Bancorp” or the “Company”) is a Maryland corporation incorporated on May 21, 2024 to serve as the savings and loan holding company for Monroe Federal Savings and Loan Association (the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on October 23, 2024. In connection with the Conversion, Monroe Federal Bancorp acquired 100% ownership of the Bank and the Company sold 526,438 shares of its common stock at $10.00 per share, for gross offering proceeds of $5,264,380. The cost of the conversion and issuance of common stock was approximately $1.4 million, which was deducted from the gross offering proceeds. The Company’s employee stock ownership plan purchased 36,851 shares of the common stock sold by the Company, which was equal to 7% of the shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $2.0 million of the net proceeds from the offering to the Bank, loaned $368,510 of the net proceeds to the ESOP and retained approximately $1.9 million of the net proceeds.

Monroe Federal Savings and Loan Association, a wholly owned subsidiary, is engaged primarily in the business of providing a variety of deposit and lending services to individual customers in western Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgages, commercial, home equity lines of credit and installment loans. Its operations are conducted through its four office locations in Tipp City, Vandalia and Dayton, Ohio. The Company faces competition from other financial institutions and is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements as of March 31, 2025, include the accounts of the Company and the Bank. All intercompany transactions and balances have been eliminated in consolidation. The financial statements as of March 31, 2024 represent the Bank only, as the conversion to stock form, including the formation of Monroe Federal Bancorp, was completed on October 23, 2024. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

Jumpstart Our Business Startups Act

The Jumpstart Our Business Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to the capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during the most recently completed fiscal year qualifies as an “emerging growth company”. The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until the end of its fiscal year following the fifth anniversary of the completion of the stock offering.

As an “emerging growth company”, the Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the Company’s consolidated financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2025, the Company had one cash account that exceeded FDIC insurance limits by $458,803. At March 31, 2024, the Company had one cash account that exceeded FDIC insurance limits by $1.7 million.

In March 2020, the Federal Reserve's board of directors approved reducing the required reserve requirement ratios to zero percent, effectively eliminating the requirement to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. This reduction in the required reserves does not have a defined timeframe and may be revised by the Federal Reserve Board in the future.

Investment Securities

Investment securities are classified upon acquisition into one of three categories: held-to-maturity, available-for-sale or trading. Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in other income. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, adjusted for unearned income, charge-offs, the allowance for credit losses and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan. For all loan portfolio segments except residential and consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For collateral dependent loans, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company records a charge-off of loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to delinquency thresholds established by applicable regulatory guidance to determine the charge-off timeframe for these loans. Loans at these delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

Loans are placed on nonaccrual status when past due 90 days, or earlier when management considers collection of principal and interest is unlikely. For all classes, all interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on a cash basis or cost recovery method, until qualifying for return to accrual.

Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six consecutive months before returning a nonaccrual loan to accrual status.

When cash payments are received on collateral dependent loans, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Loans modified due to financial difficulties of the borrower recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

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

The company uses a “current expected credit loss” (CECL) methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 “CECL” requires an estimate of all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Accrued interest receivable on securities totaled $127,570 and $135,020 at March 31, 2025 and 2024, respectively. The Company made the policy election to exclude accrued interest receivable on securities from the estimate of credit losses.

For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of tax. The Company elected to use zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

Loans

The ACL is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. Accrued interest receivable on loans totaled $341,439 and $348,007 at March 31, 2025 and 2024, respectively. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments totaled $76,445 and $56,091 at March 31, 2025 and 2024, respectively, and is included in other liabilities on the balance sheet.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of depreciable assets are as follows: building and improvements are 3-39 years; furniture and fixtures are 3-20 years; information technology-related equipment is 3-7 years.

Restricted Stock

Restricted stock includes stock investments in the Federal Home Loan Bank (“FHLB”), United Bankers Bank (“UBB”) and Connecticut On-Line Computer Center, Inc. (“COCC”). FHLB stock is a required investment for institutions that are members of the FHLB system and the transfer of the stock is substantially restricted. The required investment in the common stock is based on a predetermined formula. FHLB stock is carried at cost. The UBB stock is a required investment for banks doing business with UBB and is carried at cost. COCC is the Company’s external data processing provider. The COCC stock is a required investment for clients of COCC and is carried at cost. The Company’s restricted stock investments are evaluated for impairment on an annual basis. The Company’s investments in restricted stock were not impaired at March 31, 2025 and 2024.

Bank Owned Life Insurance

The Company has purchased life insurance on certain management personnel. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Leases

The Company determines if a contract is a lease or contains a lease at its inception. A liability to make lease payments ("the lease liability") and a right-of-use asset representing the right to use the underlying asset for the lease term, initially measured at the present value of the lease payments, are recorded in the consolidated balance sheets. The lease right-of-use asset is included with other assets and the lease liability is included in accrued interest payable and other liabilities. The discount rate is the Company's incremental borrowing rate for periods similar to the respective lease terms. The Company's management is not reasonably certain that it will exercise the renewal options contained within the contract for its leased office and this additional term has not been included in the calculation of the right-of-use asset and the lease liability

A lease is classified as a finance lease if it meets any of five designated criteria. If the lease does not meet any of the five criteria, the lease is classified as an operating lease. All leases entered into by the Company through March 31, 2025 are classified as operating leases. Lease expense is recognized on a straight-line basis over the lease term for operating leases. The Company has adopted an accounting policy election to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. Lease expense for such leases is generally recognized on a straight-line basis over the lease term.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

At March 31, 2025 and 2024, the Company had no foreclosed residential real estate properties.

At March 31, 2025 and 2024, the Company had no loans for which formal foreclosure proceedings are in process.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (Accounting Standards Codification (“ASC”) 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely- than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

If necessary, the Company recognizes interest and penalties on income taxes as a component of income tax expense.

With a few exceptions, the Company is no longer subject to examination by tax authorities for fiscal years before 2022. As of March 31, 2025 and 2024, the Company had no material uncertain income tax positions.

Advertising

Advertising costs are expensed as incurred

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities.

Accumulated other comprehensive income (loss) consists solely of the cumulative unrealized gains and losses on available-for-sale securities, net of tax.

Revenue Recognition

The Company accounts for certain revenues in accordance with Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses) and income from bank owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s in-scope revenue from contracts with customers is recognized within other noninterest income.

Deposit Services. The Company generates revenues through fees charged to depositors related to deposit account maintenance fees, overdrafts, ATM fees, wire transfers and additional miscellaneous services provided at the request of the depositor.

For deposit-related services, revenue is recognized when performance obligations are satisfied, which is, generally, at a point in time.

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

Under CECL methodology, the Company originally evaluated multi-family real estate loans and home equity line of credit loans within, and under similar risk characteristics as, the residential loan category, upon adoption of the CECL methodology. As of March 31, 2025, the Company evaluates multi-family real estate loans and home equity line of credit loans separately from residential loans.

Results for the year ended March 31, 2025 and March 31, 2024 are presented under the provisions of ASU No. 2016-13.

Note 2:Investment Securities

The amortized cost and fair values, together with gross unrealized gains and losses on securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2025
U.S. Government agencies	$3,250,812	$—	$(496,900)	$2,753,912
Mortgage-backed Government Sponsored Enterprises (GSEs)	11,383,323	—	(1,871,587)	9,511,736
State and political subdivisions	12,878,759	—	(2,679,230)	10,199,529
Time deposits	746,968	—	(68,953)	678,015
	$28,259,862	$—	$(5,116,670)	$23,143,192

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2024
U.S. Government agencies	$3,250,909	$—	$(590,612)	$2,660,297
Mortgage-backed Government Sponsored Enterprises (GSEs)	12,949,053	—	(2,231,211)	10,717,842
State and political subdivisions	13,244,761	—	(2,587,679)	10,657,082
Time deposits	1,246,762	—	(100,622)	1,146,140

	$30,691,485	$—	$(5,510,124)	$25,181,361

The amortized cost and fair value of available-for-sale securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
March 31, 2025
Within one year	$—	$—
One to five years	1,296,835	1,174,209
Five to ten years	5,354,256	4,570,031
After ten years	10,225,448	7,887,216
	16,876,539	13,631,456
Mortgage-backed GSEs	11,383,323	9,511,736

Totals	$28,259,862	$23,143,192

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $6,697,000 and $1,051,000 at March 31, 2025 and 2024, respectively.

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

The following table shows the number of securities and aggregate fair value depreciation at March 31, 2025.

	March 31, 2025
	Number of	Aggregate
Description of Securities	securities	Depreciation
Available for sale
U.S. Government agencies	9	(15.3)%
Mortgage-backed Government Sponsored Enterprises (GSEs)	40	(16.4)%
State and political subdivisions	34	(20.8)%
Time deposits	3	(9.2)%

Total portfolio	86	(18.1)%

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and 2024.

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,753,912	$(496,900)	$2,753,912	$(496,900)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	9,511,736	(1,871,587)	9,511,736	(1,871,587)
State and political subdivisions	—	—	10,199,529	(2,679,230)	10,199,529	(2,679,230)
Time deposits	—	—	678,015	(68,953)	678,015	(68,953)

Total portfolio	$—	$—	$23,143,192	$(5,116,670)	$23,143,192	$(5,116,670)

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,660,297	$(590,612)	$2,660,297	$(590,612)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	10,717,842	(2,231,211)	10,717,842	(2,231,211)
State and political subdivisions	—	—	10,657,082	(2,587,679)	10,657,082	(2,587,679)
Time deposits	—	—	1,146,140	(100,622)	1,146,140	(100,622)

Total portfolio	$—	$—	$25,181,361	$(5,510,124)	$25,181,361	$(5,510,124)

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

Note 3:Loans and Allowance for Credit Losses

Categories of loans were as follows:

	March 31,
	2025	2024
Real estate loans:
Residential	$69,901,872	$69,160,096
Multi-family	1,598,921	1,909,791
Commercial	24,188,224	24,001,533
Construction and land	2,510,104	3,087,855
Home equity line of credit (HELOC)	4,405,008	4,191,076
Commercial and industrial	4,255,640	4,889,602
Consumer	1,289,863	1,792,888

Total loans	108,149,632	109,032,841

Less:
Net deferred loan fees	300,512	308,214
Allowance for credit losses	853,032	855,455

Net loans	$106,996,088	$107,869,172

Loan participations where the Company serves as lead lender and services the participation interests for other participating lenders are not included in the accompanying balance sheets. The unpaid principal balances of these loans were approximately $5,961,000 and $6,506,000 at March 31, 2025 and 2024, respectively.

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

The following tables present the activity in the allowance for credit losses based on portfolio segment for the fiscal year ended March 31, 2025 and 2024:

	Year Ended March 31, 2025
		Provision
		for
	Balance	(recovery of)			Balance
	March 31, 2024	credit losses	Charge-offs	Recoveries	March 31, 2025
Loans:
Real estate loans:
Residential	$394,445	$(16,765)	$—	$—	$377,680
Multi-family	—	7,254	—	—	7,254
Commercial	333,596	3,742	—	—	337,338
Construction and land	46,672	(8,189)	—	—	38,483
Home equity line of credit (HELOC)	—	23,949	—	—	23,949
Commercial and industrial	41,764	(4,100)	—	1,643	39,307
Consumer	38,978	(10,957)	—	1,000	29,021

Total loans	855,455	(5,066)	—	2,643	853,032

Off-balance sheet commitments	56,091	20,354	—	—	76,445

Total allowance for credit losses	$911,546	$15,288	$—	$2,643	$929,477

	Year Ended March 31, 2024
			Provision
			for
		Effect of	(recovery
	Balance	adoption of	of)			Balance
	March 31, 2023	ASC 326	credit losses	Charge-offs	Recoveries	March 31, 2024
Real estate loans:
Residential	$360,908	$11,949	$21,588	$—	$—	$394,445
Multi-family	13,350	(13,350)	—	—	—	—
Commercial	166,345	137,324	(22,429)	—	52,356	333,596
Construction and land	43,631	94,031	(90,990)	—	—	46,672
Home equity line of credit (HELOC)	16,034	(16,034)	—	—	—	—
Commercial and industrial	34,110	23,741	(19,887)	—	3,800	41,764
Consumer	7,958	24,833	11,057	(5,551)	681	38,978

Total loans	642,336	262,494	(100,661)	(5,551)	56,837	855,455

Off-balance sheet commitments	—	98,654	(42,563)	—	—	56,091

Total allowance for credit losses	$642,336	$361,148	$(143,224)	$(5,551)	$56,837	$911,546

No accrued interest was written off during the years-ended March 31, 2025 and 2024.

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans and consumer loans, by class as of March 31, 2025 and 2024, follows:

	Term Loans Amortized Cost Basis by Origination Year
	For the Year Ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Multi-family
Risk rating:
Pass	$496,289	$—	$—	$—	$245,382	$857,250	$1,598,921
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$496,289	$—	$—	$—	$245,382	$857,250	$1,598,921

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$1,828,141	$4,459,310	$2,713,003	$6,474,191	$1,208,474	$7,175,915	$23,859,034
Special Mention	—	—	—	—	—	329,190	329,190
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,828,141	$4,459,310	$2,713,003	$6,474,191	$1,208,474	$7,505,105	$24,188,224

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$2,216,911	230,925	$62,268	$—	$—	$—	$2,510,104
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,216,911	$230,925	$62,268	$—	$—	$—	$2,510,104

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$737,986	$554,813	$232,337	$22,721	$192,147	$2,139,297	$3,879,301
Special Mention	48,573	—	263,397	—	—	64,369	376,339
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$786,559	$554,813	$495,734	$22,721	$192,147	$2,203,666	$4,255,640

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
	For the Year Ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential real estate
Payment performance
Performing	$5,843,462	$5,880,218	$13,932,210	$22,841,159	$9,558,563	$11,426,475	$69,482,087
Nonperforming	—	—	289,886	—	129,899	—	419,785
Total	$5,843,462	$5,880,218	$14,222,096	$22,841,159	$9,688,462	$11,426,475	$69,901,872

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$817,049	$763,590	$1,738,174	$222,077	$236,949	$513,280	$4,291,119
Nonperforming	—	91,783	—	—	22,106	—	113,889
Total	$817,049	$855,373	$1,738,174	$222,077	$259,055	$513,280	$4,405,008

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$268,821	$394,604	$376,961	$115,317	$1,338	$50,897	$1,207,938
Nonperforming	—	81,925	—	—	—	—	81,925
Total	$268,821	$476,529	$376,961	$115,317	$1,338	$50,897	$1,289,863

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	For the Year-Ended March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Multi-family
Risk rating:
Pass	$—	$—	$226,337	$263,765	$352,634	$1,067,055	$1,909,791
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$—	$—	$226,337	$263,765	$352,634	$1,067,055	$1,909,791

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$2,684,218	$3,796,346	$6,733,297	$1,411,061	$2,017,296	$6,951,510	$23,593,728
Special Mention	—	—	—	—	—	407,805	407,805
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,684,218	$3,796,346	$6,733,297	$1,411,061	$2,017,296	$7,359,315	$24,001,533

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$2,521,518	$503,750	$—	$—	$62,587	$—	$3,087,855
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,521,518	$503,750	$—	$—	$62,587	$—	$3,087,855

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$1,116,530	$321,234	$41,517	$310,621	$2,314,123	$336,191	$4,440,216
Special Mention	—	250,000	—	37,114	—	162,272	449,386
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,116,530	$571,234	$41,517	$347,735	$2,314,123	$498,463	$4,889,602

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	For the Year Ended March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential real estate
Payment performance
Performing	$5,066,684	16,011,420	$24,329,104	$10,659,716	$2,980,257	$10,112,915	$69,160,096
Nonperforming	—	—	—	—	—	—	—
Total	$5,066,684	$16,011,420	$24,329,104	$10,659,716	$2,980,257	$10,112,915	$69,160,096

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$998,457	$1,870,198	$202,789	$198,098	$94,262	$827,272	$4,191,076
Nonperforming	—	—	—	—	—	—	—
Total	$998,457	$1,870,198	$202,789	$198,098	$94,262	$827,272	$4,191,076

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$818,884	$655,684	$197,152	$16,455	$52,012	$52,701	$1,792,888
Nonperforming	—	—	—	—	—	—	—
Total	$818,884	$655,684	$197,152	$16,455	$52,012	$52,701	$1,792,888

Current period gross charge-offs	$—	$—	$5,551	$—	$—	$—	$5,551

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the fiscal year ended March 31, 2025 and 2024.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2025 and 2024:

	March 31, 2025
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$—	$—	$—	$—	$69,901,872	$69,901,872	$—
Multi-family	—	—	—	—	1,598,921	1,598,921	—
Commercial	—	—	—	—	24,188,224	24,188,224	—
Construction and land	—	—	—	—	2,510,104	2,510,104	—
Home equity line of credit (HELOC)	—	—	—	—	4,405,008	4,405,008	—
Commercial and industrial	—	—	—	—	4,255,640	4,255,640	—
Consumer	—	—	—	—	1,289,863	1,289,863	—

Total	$—	$—	$—	$—	$108,149,632	$108,149,632	$—

	March 31, 2024
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$198,028	$—	$—	$198,028	$68,962,068	$69,160,096	$—
Multi-family	—	—	—	—	1,909,791	1,909,791	—
Commercial	—	—	—	—	24,001,533	24,001,533	—
Construction and land	—	—	—	—	3,087,855	3,087,855	—
Home equity line of credit (HELOC)	19,975	—	—	19,975	4,171,101	4,191,076	—
Commercial and industrial	—	—	—	—	4,889,602	4,889,602	—
Consumer	13,208	—	—	13,208	1,779,680	1,792,888	—

Total	$231,211	$—	$—	$231,211	$108,801,630	$109,032,841	$—

The following table presents the amortized cost basis and collateral type of collateral dependent loans by class as of March 31, 2025 and 2024:

	Real	Business
March 31, 2025	estate	assets	Total
Real estate loans:
Residential	$—	$—	$—
Multi-family	—	—	—
Commercial	329,190	—	329,190
Construction and land	—	—	—
Home equity line of credit (HELOC)	—	—	—
Commercial and industrial	—	362,943	362,943
Consumer	—	—	—

	$329,190	$362,943	$692,133

	Real	Business
March 31, 2024	estate	assets	Total
Real estate loans:
Residential	$—	$—	$—
Multi-family	—	—	—
Commercial	407,805	—	407,805
Construction and land	—	—	—
Home equity line of credit (HELOC)	—	—	—
Commercial and industrial	—	449,386	449,386
Consumer	—	—	—

	$407,805	$449,386	$857,191

Nonaccrual loans were as follows at March 31, 2025:

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$419,785	—	$419,785
Home equity line of credit (HELOC)	113,889	—	113,889
Commercial and industrial	13,397	—	13,397
Consumer	81,925	—	81,925
Total nonaccrual loans	$628,996	—	$628,996

The Company had no nonaccrual loans at March 31, 2024.

There was one commercial and industrial loan in the amount of $49,000, or 1.2%, of total commercial and industrial loans, modified for a borrower experiencing financial difficulties during the fiscal year ended March 31, 2025. This modification increased the loan balance from $30,000 to $52,000 and extended the loan term by 3 years. The loan is performing at March 31, 2025. No loans were modified during the fiscal year ended March 31, 2024.

Note 4: Premises and Equipment

Major classifications of premises and equipment, stated at cost, at March 31, 2025 and March 31, 2024 are as follows:

	March 31,
	2025	2024
Land	$937,075	$937,075
Buildings and improvements	5,137,652	5,137,652
Furniture and equipment	2,244,327	2,196,925

	8,319,054	8,271,652
Less accumulated depreciation	(3,194,040)	(2,931,653)

Net premises and equipment	$5,125,014	$5,339,998

Depreciation expense was $262,384 and $253,221 for the years ended March 31, 2025 and 2024, respectively.

Note 5: Leases

During the year ended March 31, 2025, the Company leased facilities for a branch office. The agreement requires monthly rentals totaling approximately $35,000 in fiscal year 2026. The lease has an original lease period of five years and an extension option for one year lease terms thereafter. The Company is responsible for all taxes, assessments, license fees, maintenance, repairs, insurance, and telephone expenses.

The Company accounts for leases in accordance with ASC 842 Leases and carries on the consolidated balance sheets a right-of-use asset (“ROU”) included in other assets and lease liabilities included in other liabilities. The Company did not include optional lease term extensions in the ROU assets and lease liabilities, as it is not reasonably certain that the term extensions will be exercised. To calculate the present value of lease payments not yet paid, the Company used the FHLB of Cincinnati five year fixed rate advance rate for the term of the lease that was in place as of the adoption date or lease inception date, whichever was later.

At March 31, 2025, the Company’s consolidated balance sheet included a $138,728 right-of-use asset and lease liability. At March 31, 2025, the lease liability is amortizing over a weighted-average remaining term of 4 years. The weighted-average discount rate used to calculate the present value of future minimum lease payments was 4.65% at March 31, 2025.

Total lease expense incurred under terms of this lease amounted to $28,524 for the year ended March 31, 2025.

The minimum basic undiscounted rental commitment under the previously described lease arrangement in years after March 31, 2025 is presented below.

Year Ending March 31,
2026	$34,096
2027	35,119
2028	36,173
2029	37,258
2030	9,383
Thereafter	—

Total minimum lease payments	152,029
Less amount representing interest	(13,301)

Present value of net minimum lease payments	$138,728

Note 6:Time Deposits

Time deposits in denominations of $250,000 or more were approximately $6,745,000 and $10,304,000 at March 31, 2025 and 2024, respectively.

At March 31, 2025, the scheduled maturities of time deposits were as follows:

March 31,
2025
Within one year	$25,190,418
One year to two years	6,611,042
Two years to three years	249,190
Three years to four years	534,660
Four years to five years	940,031
Thereafter	247,562

$33,772,903

At March 31, 2025 and 2024, the Company had one significant customer deposit account with a total deposit balance of approximately $11,139,000 and $21,092,000, respectively.

Note 7:Borrowings

Federal Home Loan Bank (FHLB) advances consisted of the following as of March 31, 2025 and March 31, 2024:

	March 31, 2025		March 31, 2024
	Interest		Interest
	Rate	Amount	Rate	Amount
Scheduled to mature year ending March 31,
2025			1.64%	$1,000,000
2025			5.75	1,000,000
2026	4.90%	$1,000,000	5.90	1,000,000
2026	4.51	8,972,000
		$9,972,000		$3,000,000

The Company has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Company and a blanket pledge of approximately $68,884,000 and $67,719,000 of its qualifying mortgage assets as of March 31, 2025 and 2024, respectively. Based on this collateral, the Company was eligible to borrow up to a total of approximately $35,379,000 and $44,887,000 as of March 31, 2025 and 2024, respectively.

Maturities of FHLB advances were as follows at March 31, 2025:

March 31,
2025
Within one year	$9,972,000

The Company had an available line of credit with the Federal Reserve Bank totaling $6,706,000 and $9,000,000 at March 31, 2025 and 2024, respectively. The line of credit was collateralized by a pledge of certain commercial loans totaling $13,290,000 and $19,203,000 as of March 31, 2025 and 2024, respectively. The Company had no outstanding borrowings on this line at March 31, 2025 and 2024.

The Company also has an available line of credit with United Bankers Bank totaling $4,976,000 and $4,365,000 at March 31, 2025 and 2024, respectively. The Company had no outstanding borrowings on this line at March 31, 2025 and 2024.

Note 8: Income Taxes

The provision for income taxes (benefit) for the years ended March 31, 2025 and 2024, includes these components:

	For the Year Ended
	March 31,
	2025	2024
Taxes currently payable	$(19,271)	$(13,223)
Deferred income taxes	(113,744)	(35,595)

Income tax expense (benefit)	$(133,015)	$(48,818)

A reconciliation of the federal income tax expense (benefit) expense at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	For the Year Ended March 31,
	2025		2024
Computed at statutory rate (21%)	$(96,528)	21.00%	$2,300	21.00%
Increase (decrease) resulting from:
Bank owned life insurance	(23,977)	(7.34)%	(21,243)	(35.54)%
Nontaxable interest income on municipal securities	(12,611)	(3.86)%	(16,324)	(27.31)%
Other	101	0.03%	(13,551)	(22.67)%

Actual income tax expense (benefit)	$(133,015)	40.72%	$(48,818)	(64.52)%

The composition of the Company’s net deferred tax asset at March 31, 2025 and 2024, is as follows:

	March 31,
	2025	2024
Deferred tax assets
Allowance for credit losses	$174,065	$170,855
Deferred loan origination fees	63,107	64,725
Deferred compensation	127,726	160,107
Net operating loss carryforward	254,490	126,862
Charitable contribution carryforward	3,814	2,874
Unrealized losses on available-for-sale securities	1,074,501	1,157,127

Deferred tax assets	1,697,703	1,682,550

Deferred tax liabilities
Depreciation	(225,871)	(217,227)
Federal Home Loan Bank stock dividends	—	(49,906)
Accrual to cash adjustments	(112,191)	(86,894)

Deferred tax liabilities	(338,062)	(354,027)

Net deferred tax asset	$1,359,641	$1,328,523

Retained earnings at March 31, 2025 and 2024, includes approximately $1.0 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $210,000 at both March 31, 2025 and 2024.

At March 31, 2025 and 2024, the Company had available unused federal net operating loss carryforwards totaling approximately $1.2 million and $604,000 that may be applied against future federal taxable income. The net operating loss carryforwards do not expire, but their use is limited to 80% of taxable income in any one carryforward year.

Note 9:Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

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

The Bank elected to begin using the CBLR during the year ended March 31, 2025. The Bank’s CBLR was 10.0% as of March 31, 2025

Management believes, as of March 31, 2025 and 2024, that the Bank met all capital adequacy requirements to which it is subject. The Bank’s regulatory capital ratios as of March 31, 2024 are presented in the table below.

The Bank’s actual and required capital amounts and ratios as of March 31, 2024 were as follows:

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

As of March 31, 2025, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Note 10: Related Party Transactions

The Company had loans outstanding to certain of its executive officers, directors, and their related interests. Activity in these loans for the years ended March 31, 2025 and 2024 is presented in the following table.

	For the Year Ended
	March 31,
	2025	2024
Balance at beginning of year	$1,792,267	$2,462,484

New borrowings	16,919	36,788

Repayments	(161,413)	(707,005)

Change in related party	(50,699)	—

Balance at end of year	$1,597,074	$1,792,267

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinions, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties of the Company at March 31, 2025 and 2024 totaled approximately $251,000 and $280,000, respectively.

Note 11: Benefit Plans

Profit Sharing Plan

The Company has a contributory profit-sharing plan covering substantially all employees. Employees may contribute up to 25% of their compensation. Employer contributions to the plan are made annually at the discretion of the Board of Directors. The Company’s expense for this plan totaled $105,213 and $99,184 for the years ended March 31, 2025 and 2024, respectively.

Directors Retirement Plan

The Company maintains an unfunded nonqualified director’s retirement plan. The plan provides for payment of benefits to each director upon termination of service with the Company. Participants vest 50%, 75%, and 100% after six, nine, and twelve years of service, respectively. Expense is recognized based upon the present value of benefits due each participant on the full-eligibility date using a 4.00% discount factor. The liability recognized for the plan totaled $348,257 and $331,992 at March 31, 2025 and 2024, respectively. The Company made payments under this plan totaling $26,400 for both the years ended March 31, 2025 and 2024. Estimated future payments are as follow:

For the years ended March 31,
2026	$28,650
2027	35,400
2028	40,650
2029	36,000
2030	36,000

$176,700

The Company also maintains a deferred compensation plan for directors. The related accrued liability as of March 31, 2025 and 2024 was $259,960 and $430,424, respectively. The expense recognized for both the director’s retirement plan and the deferred compensation plan totaled $59,601 and $32,007 for the years ended March 31, 2025 and 2024, respectively.

The Company purchased life insurance policies to use as an informal funding vehicle for the expected future payments under the director’s retirement plan. The cash surrender value of these policies is reflected on the Company’s balance sheet.

Note 12: Employee Stock Ownership Plan (ESOP)

In connection with the Conversion, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. It is expected that the Bank will make annual contributions to the ESOP in amounts as defined by the ESOP loan documents. The contributions will be used to repay the ESOP loan. Certain ESOP shares are pledged as collateral for the ESOP loan. As the ESOP loan is repaid, shares are released from collateral and allocated to eligible participants, based on the proportion of loan repayments paid in the year. Shares allocated to eligible participants will become 100% vested upon completion of three years of service with the Bank, including years of service prior to the formation of the ESOP.

In connection with the Company’s Conversion, the ESOP borrowed $368,510 from the Company for the purpose of purchasing shares of the Company’s common stock. A total of 36,851 shares were purchased with the loan proceeds. Company common stock purchased by the ESOP is shown as a reduction of stockholders’ equity. The ESOP loan is expected to be repaid over a period of 20 years.

The annual contribution to the ESOP was made during the year ended March 31, 2025, as loan payments are made annually on December 31 of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $30,066 for the year ended March 31, 2025. There was no ESOP compensation expense for the year ended March 31, 2024.

At March 31, 2025, there were 1,843 shares allocated to participants, 461 shares committed to be released and 34,548 unallocated shares. The fair value of unallocated ESOP shares totaled $537,000 at March 31, 2025.

Note 13: Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and 2024:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
U.S. Government agencies	$2,753,912	$—	$2,753,912	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	9,511,736	—	9,511,736	—
State and political subdivisions	10,199,529	—	10,199,529	—
Time deposits	678,015	—	678,015	—

March 31, 2024
U.S. Government agencies	$2,660,297	$—	$2,660,297	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	10,717,842	—	10,717,842	—
State and political subdivisions	10,657,082	—	10,657,082	—
Time deposits	1,146,140	—	1,146,140	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the fiscal year ended March 31, 2025 and 2024.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Collateral dependent loans	$44,144	$—	$—	$44,144

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
March 31, 2025
Collateral dependent loans	$44,144	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 50% (46%)

The collateral dependent loan had a carrying value of $48,573. An allowance balance of $4,429 was recorded to write down the loan to fair value.

The Company had no assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis at March 31, 2024.

The Company used the following methods and assumptions to estimate fair value of financial instruments not carried at fair value on the balance sheet:

●	Cash and cash equivalents – Fair value approximates the carrying value.
●	Loans, net – Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of individual analyzed and other non-performing loans is estimated using discounted expected cash flows or fair value of the underlying collateral, if applicable.
●	Restricted Stock – Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.
●	Accrued interest receivable and payable – Fair value approximates carrying value.
●	Bank-owned life insurance – Fair value is based on reported values of the assets.
●	Deposits- Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.
●	FHLB Advances – Fair value is based on the present value of cash flows given the current yield curve.

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets as of March 31, 2025 and 2024 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$2,077,767	$2,077,767	2,077,767	$—	$—
Loans, net	106,996,088	100,574,741	—	—	100,574,741
Restricted stock	836,600	836,600	—	836,600	—
Bank owned life insurance	3,605,191	3,605,191	3,605,191	—	—
Accrued interest receivable	469,009	469,009	469,009	—	—

Financial liabilities:
Deposits	120,664,190	108,815,000	75,356,185	—	33,458,815
FHLB advances	9,972,000	9,987,000	—	—	9,987,000
Accrued interest payable	35,627	35,627	35,627	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$10,617,698	$10,617,698	$10,617,698	$—	$—
Loans, net	107,869,172	99,786,000	—	—	99,786,000
Restricted stock	515,000	515,000	—	515,000	—
Bank owned life insurance	3,491,015	3,491,015	3,491,015	—	—
Accrued interest receivable	483,027	483,027	483,027	—	—

Financial liabilities:
Deposits	142,092,312	141,311,781	99,686,781	—	41,625,000
FHLB advances	3,000,000	2,993,000	—	—	2,993,000
Accrued interest payable	25,245	25,245	25,245	—	—

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

Note 14: Commitments and Credit Risks

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, plant and equipment, commercial real estate and residential real estate.

Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.

Commitments outstanding at March 31, 2025 and 2024 were as follows:

	March 31,
	2025	2025
Commitments to originate loans	$1,571,000	$574,000
Undisbursed balance of loans closed	14,688,000	13,523,000

Total	$16,259,000	$14,097,000

Note 15: Accumulated Other Comprehensive Loss

The components of other accumulated comprehensive loss, included in stockholders’ equity, are as follows at March 31, 2025 and 2024:

	Unrealized Gains		Unrealized Gains
	and Losses on		and Losses on
	Available-for-Sale		Available-for-Sale
	Securities	Tax	Securities
	(Gross)	Effect	(Net)
Accumulated other comprehensive loss at April 1, 2023	$(5,516,033)	$(1,158,367)	$(4,357,666)

Other comprehensive loss	5,909	1,240	4,669

Accumulated other comprehensive loss at March 31, 2024	$(5,510,124)	$(1,157,127)	$(4,352,997)

Accumulated other comprehensive loss at March 31, 2024	$(5,510,124)	$(1,157,127)	$(4,352,997)

Other comprehensive income	393,454	82,626	310,828

Accumulated other comprehensive loss at March 31, 2025	$(5,116,670)	$(1,074,501)	$(4,042,169)

Note 16: Earnings (Loss) Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the fiscal year ended March 31, 2025.

	For the year ended
	March 31,
	2025	2024

Net Loss	$(326,640)	$	N/A

Weighted-average shares issued	526,438		N/A
Less weighted-average unearned ESOP shares	$35,275	$	N/A
Weighted-average shares outstanding	491,163		N/A

Loss per share - basic and diluted	$(0.67)	$	N/A

Note 17: Condensed Parent Company Only Financial Information

Parent Only Condensed Balance Sheet

March 31,
2025
(Unaudited)
Assets
Cash in bank subsidiary	$1,496,070
Investment in subsidiary, at underlying equity	10,276,899
Loan receivable - ESOP	338,804
Other assets	61,446
Total assets	12,173,219

Liabilities and Stockholders' Equity
Liabilities
Other liabilities	104,686
Total liabilities	$104,686

Stockholders' Equity
Common stock - $.01 par value, 14,000,000 shares authorized, 526,438 shares issued at March 31, 2025	5,264
Additional paid in capital	3,859,854
Unallocated common stock of ESOP	(345,478)
Retained earnings	12,591,062
Treasury stock - 21,000 shares	(210,000)
Deferred compensation plan - Rabbi Trust - 21,000 shares	210,000
Accumulated other comprehensive loss	(4,042,169)
Total stockholders' equity	12,068,533
Total liabilities and stockholders' equity	$12,173,219

Parent Only Condensed Statement of Operations

Year Ended
March 31,
2025
Interest income
Income on ESOP loan	$12,349
Total interest income	12,349

Noninterest expense
Other noninterest expense	104,685
Total noninterest expense	104,685

Loss before income taxes and equity in net loss of Bank	(92,336)

Benefit for income taxes	(19,391)

Net loss before equity in net loss of Bank	(72,945)

Equity in net loss of Bank	(253,695)

Net loss	$(326,640)

Parent Only Statement of Cash Flows

Year Ended
March 31,
2025
Operating Activities
Net loss	$(326,640)
Items not requiring (providing) cash:
Undistributed loss of bank	253,695
Net change in other assets	(61,446)
Net change in other liabilities	104,685
Net cash used in operating activities	(29,706)

Investing Activities
Capital contribution in the Bank	(1,993,504)
Payment received on ESOP note	29,706
Net cash used in investing activities	(1,963,798)

Financing Activities
Gross proceeds from stock offering	5,264,380
Stock offering costs, net	(1,406,296)
Purchase of ESOP shares	(368,510)
Net cash provided by financing activities	3,489,574

Increase in Cash and Cash Equivalents	1,525,776

Cash and Cash Equivalents, Beginning of Period	0

Cash and Cash Equivalents, End of Period	$1,496,070

Supplemental Disclosure of Cash Flow Information

Treasury shares purchased by deferred compensation plan	$210,000

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the fiscal year ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

During the twelve months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Monroe Federal Bancorp’s board of directors is comprised of seven members. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. The following sets forth certain information regarding the members of our board of directors, and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which the director was selected. Age information is as of March 31, 2025, and term as a director includes service with Monroe Federal Savings and Loan Association.

The business experience for the past five years of each of our directors is set forth below. With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the board of directors to determine that the person should serve as a director.

Directors with Terms Ending in 2025

Julie M. Broerman-Daniels is an owner and the President and Chief Executive Officer of Ed Broerman Heating and Cooling, Inc. d/b/a Ed’s Heating Cooling Plumbing Electric. She hold a Bachelor of Science in Marketing from the University of Dayton. She provides Monroe Federal’s board of directors with invaluable management experience and marketing experience. Age 63. Director since 2012.

Lewis R. Renollet has served as President and Chief Executive Officer of Monroe Federal since 2014. His over 39 years of community banking experience and knowledge of Monroe Federal’s business and market area provides Monroe Federal’s board of directors with valuable insight to the business of Monroe Federal. Age 62. Director since 2000.

Sarah G. Worley is a shareholder and director and the President of the law firm of Dungan & LeFevre Co., LPA. She is recognized by the Ohio State Bar Association as a Certified Specialist in Estate Planning, Trust and Probate Law. She provides Monroe Federal’s board of directors with invaluable management experience and community networking connections. Age 44. Director since 2021.

Directors with Terms Ending in 2026

Andrew L. Davidson, OD, now retired, is the former owner of Tipp Eye Center, Inc. He currently serves as Chairman of the Board of Monroe Federal. He provides Monroe Federal’s board of directors with invaluable institutional knowledge of Monroe Federal, extensive business expertise and community networking connections. Age 71. Director since 1995.

William G. Hibner, Jr., now retired, served as Director of Construction Services for the Greater Dayton Construction Group d/b/a Oberer Thompson Company. He was employed in the construction management and property development business for over 40 years. He holds a Bachelor of Science in management from the University of Dayton, a Master of Architecture from Miami University and a Masters of Business Administration (Finance) from Miami University. He provides Monroe Federal’s board of directors with invaluable business insight and community networking connections. Age 73. Director since 2005.

Directors with Terms Ending in 2027

Anthony H. Heinl is the President of Repacorp, Inc., a label manufacturing company. He provides Monroe Federal’s board of directors with invaluable business expertise and community networking connections. Age 59. Director since 2012.

Jonathan J. Steinke, CPA is a shareholder and partner in Brixey & Meyer, Inc., a consulting, finance and accounting firm. His practice focuses on business strategic planning, tax, mergers and acquisitions, and entity structuring. He provides Monroe Federal’s board of directors with extensive financial and audit experience. Age 41. Director since 2021.

Executive Officers Who are not Directors

Lisa M. Bird has served as Vice President – Accounting and Chief Financial Officer of Monroe Federal since 2015. She began her career with Monroe Federal in 1987, holding several job responsibilities throughout the organization. Ms. Bird is a graduate of Thomas Edison State College. Age 55.

James C. Conley has served as Vice President – Retail Banking since 2018. Before joining Monroe Federal, he was a Branch Manager for PNC Bank in the greater Dayton, Ohio, area from 2006 until 2018. Mr. Conley is a graduate of Ball State University. Age 54.

Christina R. Hassink has served as Vice President – Business Development Officer since 2022. She previously served as a Business Development Officer since 2019. She began her career with Monroe Federal in 2012, holding several job responsibilities throughout the organization. Ms. Hassink is a graduate of Franklin University. Age 40.

Douglas E. Thompson has served as Vice President – Commercial Lending since 2019. He also serves as the Security Officer. Before joining Monroe Federal, he was Vice President – Commercial Banking for Mutual Federal in Troy, Ohio, from 2015 to 2019. Mr. Thompson is a graduate of The Ohio State University and holds an MBA from Franklin University. Age 53.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers and persons who own more than 10% of its common stock, to file with the Securities and Exchange Commission initial reports of ownership of the Company’s equity securities and to all subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the year ended March 31, 2025, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and more than 10% owners were complied with on a timely basis.

Meetings and Committees of the Board of Directors of Monroe Federal Bancorp and Monroe Federal

We conduct business through meetings of our board of directors and its committees. The board of directors of Monroe Federal Bancorp has established standing committees, including a Compensation Committee, an Audit Committee and a Nominating/Corporate Governance Committee. Each of these committees operates under a written charter, which governs its composition, responsibilities and operations.

The table below sets forth the directors of each of the listed standing committees. Each member of each committee meets the Nasdaq and the Securities and Exchange Commission independence requirements for such committee. The board of directors has determined that Jonathan J. Steinke, CPA, a certified public accountant (inactive), qualifies as an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

Audit Committee	Compensation Committee	Nominating/Corporate Governance Committee
Julie M. Broerman-Daniels	Julie M. Broerman-Daniels	Julie M. Broerman-Daniels
Andrew L. Davidson	Andrew L. Davidson	William G. Hibner, Jr.
Jonathan J. Steinke, CPA	Anthony H. Heinl	Sarah G. Worley
Sarah G. Worley	William G. Hibner, Jr.
Jonathan J. Steinke, CPA
Sarah G. Worley

Corporate Governance Policies and Procedures

Monroe Federal Bancorp has adopted several policies to govern the activities of both Monroe Federal Bancorp and Monroe Federal including corporate governance polices and a code of business conduct and ethics. The corporate governance policies involve such matters as the following:

●	the composition, responsibilities and operation of our board of directors;
●	the establishment and operation of board committees, including audit, nominating/corporate governance and compensation committees; the charters for which are available on our website at www.monroefederal.com under “Corporate Governance”.
●	convening executive sessions of independent directors; and
●	our board of directors’ interaction with management and third parties.

The code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics will be designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics is available on the Company’s website at www.monroefederal.com under “Corporate Governance”.

Insider Trading Policy and Procedures

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the Policy Regarding Insider Trading is filed as an exhibit to this annual report.

Item 11. Executive Compensation

The following information is furnished for our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) whose total compensation exceeded $100,000 for the fiscal year ended March 31, 2025. These individuals are sometimes referred to in this prospectus as the “named executive officers.”

				All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($) (1)	Total ($)
Lewis R. Renollet President and Chief Executive Officer	2025	199,135	35,000	38,126	272,261
	2024	189,310	40,000	37,146	266,456
Lisa M. Bird Vice President – Accounting and Chief Financial Officer	2025	147,470	—	9,217	156,687
	2024	140,351	—	8,266	148,617
Douglas E. Thompson Vice President – Commercial Lending	2025	154,763	—	12,381	167,144
	2024	148,706	—	11,726	160,432

(1)The compensation disclosed in the “All Other Compensation” column consists of the following:

			Profit Sharing
			Plan - & Employer Matching	Total All Other
Name	Year ($)	Director Fees ($)	Contributions ($)	Compensation ($)
Lewis R. Renollet	2025	18,000	20,126	38,126
	2024	18,000	19,146	37,146
Lisa M. Bird	2025	—	9,217	9,217
	2024	—	8,266	8,266
Douglas E. Thompson	2025	—	12,381	12,381
	2024	—	11,726	11,726

Employment Agreements. Monroe Federal has entered into an employment agreement with Mr. Renollet. The employment agreement became effective on October 23, 2024 and continued until December 31, 2024. On January 1, 2025, the term was continued thereafter for three years. On January 1, 2026, and on each January 1 thereafter, the term of the agreement will extend for an additional year, so that the term again becomes three years. However, at least thirty (30) days before a January 1st renewal date of the term of the agreement, the disinterested members of the board of directors must conduct a comprehensive performance evaluation of Mr. Renollet and affirmatively approve an extension of the agreement for an additional year or determine not to extend the term of the agreement. If the board of directors determines not to extend the term, it must notify the executive before the applicable January 1st renewal date and the term of the agreement will expire at the end of the then current term. If a change in control occurs during the term of the employment agreement, the term will automatically renew for three years from the date of the change in control.

The employment agreement provides Mr. Renollet with an annual base salary of $199,500. The board of directors will review the executive’s base salary at least annually and the base salary may be increased, but not decreased, except for a decrease that is generally applicable to all employees. In addition to receiving base salary, Mr. Renollet will participate in any bonus programs and benefit plans made available to senior management employees. Monroe Federal will also reimburse Mr. Renollet for all reasonable business expenses incurred in performing his duties.

If Mr. Renollet’s employment involuntary terminates for reasons other than cause, disability or death, or in the event of the executive’s resignation for “good reason,” (as defined in the agreement) in either event other than in connection with a change in control, the executive will receive a severance payment, paid in a lump sum, equal to: (i) the base salary and bonuses (based on the highest bonus paid during the prior three years) the executive would have received during the remaining term of the respective employment agreement, (ii) the present value of the contributions that would have been made on the executive’s behalf under Monroe Federal’s defined contribution plans as if executive had continued working for the remaining term of the agreement, and (iii) continued nontaxable medical and dental coverage substantially comparable, as reasonably available, to the coverage maintained by Monroe Federal for the executive, at no cost to the executive, for the remaining unexpired term of the agreement.

If Mr. Renollet’s employment involuntary terminates for reasons other than cause, disability or death, or in the event of the executive’s resignation for “good reason,” in either event within eighteen (18) months following a change in control, the executive will receive a severance payment, paid in a lump sum, equal to: (i) three times the sum of (a) the highest annual base salary paid to the executive at any time under the agreement, and (b) the highest bonus paid to the executive with respect to the three completed fiscal years before the change in control, (ii) the present value of the contributions that would have been made on the executive’s behalf under Monroe Federal’s defined contribution plans as if executive had continued working for thirty-six (36) months, and (iii) continued nontaxable medical and dental coverage substantially comparable, as reasonably available, to the coverage maintained by Monroe Federal for the executive, at no cost to the executive, for thirty-six (36) months. The severance benefits may be reduced if the severance benefits under the employment agreement or otherwise result in “excess parachute payments” under Section 280G of the Internal Revenue Code.

If Mr. Renollet becomes disabled during the term of the employment agreement, the executive will be entitled to receive benefits under all short-term or long-term disability plans maintained by Monroe Federal for its executives. To the extent such benefits are less than executive’s base salary, Monroe Federal shall pay the executive an amount equal to the difference between such disability plan benefits and the amount of executive’s base salary for the longer of one (1) year following the termination of the executive’s employment due to disability or the remaining term of the employment agreement, payable in accordance with the regular payroll practices of Monroe Federal. In addition, the executive will be entitled to continued non-taxable medical and dental coverage that is substantially comparable, as reasonably available, to the coverage maintained by Monroe Federal for the executive before the termination of the executive’s employment until the earlier of (i) the date the executive returns to the full-time employment of Monroe Federal; (ii) executive’s full-time employment by another employer; (iii) expiration of the remaining term of the agreement; or (iv) the executive’s death.

If the executive dies while employed by Monroe Federal, the executive’s beneficiaries will receive the executive’s base salary, payable in accordance with the regular payroll practices of Monroe Federal, for a period of one year from the date of executive’s death, and Monroe Federal shall continue to provide non-taxable medical and dental insurance benefits normally provided to the executive’s family (in accordance with its customary co-pay percentages) for twelve (12) months after the executive’s death.

Upon termination of employment (other than a termination in connection with a change in control), Mr. Renollet will be required to adhere to a one-year non-solicitation restriction and a six month non-competition restriction.

Change in Control Agreements. Monroe Federal Bancorp and Monroe Federal entered into substantially identical change in control agreements with each of Lisa M. Bird, Douglas E. Thompson and three other officers. Each change in control agreement had an initial term that commence on October 23, 2024 and continued until December 31, 2024. On January 1, 2025, the terms were continued thereafter for one year. On January 1, 2026, and on each January 1 thereafter, the term of the agreement will extend for an additional year, so that the term again becomes one year. At least thirty (30) days before the January 1st anniversary date of the agreement, the disinterested members of the board of directors must conduct a comprehensive performance evaluation of the covered officer and affirmatively approve any extension of the agreement for an additional year or determine not to extend the term of the agreement. If the board of directors determines not to extend the term, it must notify the covered officer before the applicable anniversary date and the term of the agreement will expire at the end of the then current term. If a change in control occurs during the term of the change in control agreements, the term of the agreements will automatically renew for one year from the effective date of the change in control.

If the covered officer’s employment involuntary terminates for reasons other than cause, or in the event of the covered officer resignation for “good reason” (as defined in the agreement), during the term of the agreement, the covered officer will receive a severance payment, paid in a single lump sum, equal to one times the sum of (i) base salary in effect as of the date of termination or immediately before the change in control, whichever is higher, and (ii) and highest annual cash bonus earned in any of the three calendar years preceding the year in which the termination occurs. In addition, the covered officer will be entitled to continued non-taxable medical and dental coverage for twelve months, at no cost to the officer. The severance benefits under the agreement may be reduced if the severance benefits under the change in control agreement or otherwise result in “excess parachute payments” under Section 280G of the Internal Revenue Code.

Deferred Compensation Plan. Monroe Federal maintains the Monroe Federal Savings and Loan Association Nonqualified Deferred Compensation Plan, pursuant to which officers and directors may elect to defer a portion of their compensation each year. Monroe Federal Bancorp credits the deferred amounts with interest and the interest rate is determined annually by the Board of Directors of Monroe Federal. Participants may elect to receive their deferred compensation and earnings at the later of the normal retirement date or a separation from service with Monroe Federal and benefits will be paid in a lump sum. In connection with the conversion and stock offering, Monroe Federal’s board of directors has amended the plan to permit the amounts credited on behalf of a participant to be invested in the common stock of Monroe Federal Bancorp. In addition, and in connection with the conversion and stock offering, Monroe Federal’s board of directors adopted a rabbi trust to hold shares of common stock of Monroe Federal Bancorp that may be purchased with the amounts credited under the deferred compensation plan. Shares of common stock of Monroe Federal Bancorp purchased with amounts credited under the deferred compensation plan will be distributed in the form of common stock of Monroe Federal Bancorp. None of the named executive officers participate in the deferred compensation plan.

Profit Sharing Plan. Monroe Federal Bancorp maintains the Monroe Federal Savings & Loan Association Employees’ Savings & Profit Sharing Plan and Trust, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees. Eligible employees become participants in the 401(k) Plan and may make salary deferrals under the plan after having attained age eighteen(18) and completed three consecutive months of service. Employees become eligible for employer contributions, including matching contributions and profit sharing contributions, after they attain age eighteen (18) and complete one year of service.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, the maximum amount of compensation permitted by the Internal Revenue Code. For 2024, the salary deferral contribution limit is $23,000, provided, however, that a participant over age 50 may contribute an additional $7,500 to the 401(k) Plan for a total of $30,500. A participant is always 100% vested in his or her salary deferral contributions and employer contributions. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed following the participant’s termination of employment. However, participants may take in-service withdrawals from the 401(k) Plan in certain circumstances, including for loans and hardships.

Employee Stock Ownership Plan. Monroe Federal has adopted an employee stock ownership plan for eligible employees. The named executive officers are eligible to participate in the employee stock ownership plan on the same terms as other eligible employees of Monroe Federal.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee will allocate the shares released among participants’ accounts based on each participant’s proportional share of compensation relative to all participants. A participant will become 100% vested upon completion of three years of service (and zero percent vested before three years of service). Participants who were employed by Monroe Federal immediately before the completion of the conversion and stock offering will receive credit for vesting purposes for years of service before adoption of the employee stock ownership plan.

Directors’ Compensation

The following table sets forth for the fiscal year ended March 31, 2025, certain information as to the total renumeration paid to our non-employee directors. Mr. Renollet received director fees of $00,000 for the year ended March 31, 2025, which is included in the above Summary Compensation Table.

	Fees Earned		All Other
	or Paid		Compensation
Name	in Cash ($)		($)	Total ($)
Andrew L. Davidson	26,200		—	26,200
William G. Hibner, Jr.	18,800	(1)	—	18,800
Anthony H. Heinl	18,600		—	18,600
Julie M. Broerman-Daniels	20,200	(1)	—	20,200
Jonathan J. Steinke	19,400		—	19,400
Sarah G. Worley	18,800		—	18,800

(1)Mr. Hibner and Ms. Broerman-Daniels deferred cash fees of $2,400 and $20,200, respectively, to the Monroe Federal Savings and Loan Association Nonqualified Deferred Compensation Plan and the earnings on the account balances in the plan were based on an interest rate below the applicable market interest rate.

Director Fees. For the year ended March 31, 2025, the non-employee directors of Monroe Federal Bancorp received a monthly retainer of $1,500 ($2,000 for the Chairman of the Board) and $200 for attendance at each committee meeting of the board of directors. Each individual who serves as a director of Monroe Federal Bancorp also serves as a director of Monroe Federal. Initially, the non-employee directors of Monroe Federal Bancorp will receive director fees only in their capacity as a director of Monroe Federal.

Deferred Compensation Plan. Monroe Federal maintains the Monroe Federal Savings and Loan Association Nonqualified Deferred Compensation Plan, pursuant to which officers and directors may elect to defer a portion of their compensation each year.

Director Retirement Plan. Monroe Federal maintains the Monroe Federal Savings and Loan Association Amended and Restated Director Retirement Plan. Eligible participants will receive monthly payments for a ten-year period equal to one half (1/2) of the regular monthly director’s fee. Eligible directors include the members of the Board of Directors of Monroe Federal. Benefits vest based on the participant’s years of service as a director of Monroe Federal as follows: (1) 50% vested after six years of service; (2) 75% vested after nine years of service; and (3) 100% vested after 12 years of service. A director will begin receiving vested benefit payments on first day of the month immediately following a participant’s (1) attainment of age 62 or (2) separation from service with Monroe Federal (whichever is later), unless the separation is for cause, as described in the Director Retirement Plan. If a director becomes disabled, the director will begin receiving vested benefit payments on the first day of the month following his or her disability. Payments will continue until a director has received 120 monthly payments. In the event of a director’s death, Monroe Federal will make a lump sum cash payment for the remaining vested benefit to the director’s beneficiary. Upon a change in control, all benefits will be 100% vested and paid out in a lump sum cash payment.

Policies and Practices Related to the Grant of Certain Equity Awards

While the Company does not have formal policy or obligation that requires it to grant or award equity-based compensation on specific date, the Compensation Committee and the Board have a historical practice of not granting stock options to executive officers during closed quarterly trading windows as determined under the Company’s insider trading policy. Consequently, the Company has not granted, and does not expect to grant, any stock options to any named executive officers within four business days preceding the filing with the SEC of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information. The Compensation Committee and the Board do not take material non-public information into account when determining the timing of equity awards and do not time the disclosure of material non-public information in order to impact the value of executive compensation.

The Company did not grant any stock options to its executive officers, including the named executive officers, during the year ended March 31, 2025.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership of Certain Beneficial Owners and Management

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of June 30, 2025, the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares Owned		Percent of Shares of Common Stock Outstanding (1)

Greater Than Five Percent Stockholders:
Monroe Federal Savings and Loan Association Employee Stock Ownership Plan	36,851	(2)	7.00
24 East Main Street
Tipp City, OH 45371

Directors: (3)
Julie M. Broerman-Daniels	25,000	(4)	4.75
Andrew L. Davidson	20,000	(5)	3.80
Anthony H. Heinl	15,000		2.85
William G. Hibner, Jr.	7,500	(6)	1.42
Lewis R. Renollet, President and Chief Executive Officer	25,000	(7)	4.75
Jonathan J. Steinke	15,000		2.85
Sarah G. Worley	15,000	(8)	2.85

Executive Officers Who are not Directors: (3)
Lisa M. Bird, Vice President – Accounting and Chief Financial Officer	15,250	(9)	2.90
James C. Conley, Vice President – Retail Banking	1,500	(10)	*
Christina R. Hassink – Vice President – Business Development	5,000	(11)	*
Douglas E. Thompson, Vice President – Commercial Lending	3,900	(12)	*
All directors and executive officers as a group (11 persons)			19.55%
*	Less than 1%.
(1)	Based on 526,438 shares outstanding at June 30, 2025.
(2)	Based on a Schedule 13G filed with the SEC on February 13, 2025.
(3)	The business address of each director and each executive officer is 24 East Main Street, Tipp City, Ohio 45371.
(4)	Includes 15,000 shares held in the Deferred Compensation Plan and 10,000 shares held by Ms. Broerman-Daniel’s spouse.
(5)	Includes 5,000 shares held by Mr. Davidson’s spouse.
(6)	Includes 6,000 shares held in the Deferred Compensation Plan.
(7)	Includes 20,000 shares held in an IRA, 5,000 shares held by Mr. Renollet’s spouse and no shares held in the ESOP.
(8)	Includes 6,707 shares held in a trust for which Ms. Worley is trustee, 5,787 shares held in an IRA and 2,506 shares held in a Roth IRA.
(9)	Includes 15,000 shares held in an IRA, 250 shares held by Ms. Bird’s child and no shares held in the ESOP.
(10)	Includes 1,000 shares held in an IRA and no shares held in the ESOP.
(11)	Includes 5,000 shares held in an IRA and no shares held in the ESOP.
(12)	Includes 3,900 shares held in an IRA and no shares held in the ESOP.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2025, the Company did not have any compensation plans (other than Monroe Federal’s employee stock ownership plan) under which its equity securities are authorized for issuance.

Item 13. Certain Relationships And Related Transactions, And Director Independence

Transactions With Certain Related Persons

Loans and Extensions of Credit. Federal law generally prohibits publicly traded companies from making loans and extensions of credit to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Monroe Federal, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Consistent with federal regulations, Monroe Federal offers all employees a 1% discount on the interest rate for consumer loans. All loans made to our executive officers and directors that were outstanding at March 31, 2025, were made in the ordinary course of business and on substantially the same terms, including interest rates (except for the employee discount on consumer loans) and collateral, as those prevailing at the time for comparable loans with persons not related to Monroe Federal and did not involve more than the normal risk of collectability or present other unfavorable features. All such other loans were performing according to their original repayment terms at March 31, 2025, and were made in compliance with federal banking regulations.

Director Independence

Monroe Federal Bancorp has adopted the standards for “independence” for purposes of board and committee service as set forth in the listing standards of the Nasdaq Stock Market. The Company’s board of directors has determined that each director of the Company is considered “independent” as defined in the listing standards of the Nasdaq Stock Market, except for Lewis R. Renollet. He is not considered independent because he is employed as an executive officer of Monroe Federal Bancorp and Monroe Federal.

To our knowledge, there were no other transactions between us and any director or entity controlled by any director, which would interfere with the directors’ exercise of independent judgment in carrying out his responsibilities as a director.

Item 14. Principal Account Fees and Services

The fees billed by Wipfli LLP for the years ended March 31, 2025 and 2024 are as follows:

	2025	2024
Audit fees (1)	$32,000	$129,226
Audit-related fees (2)	185,000	—
Tax fees (3)	—	—
All other fees	51,040	—
(1)	Consists of fees for professional services rendered for the audit of the consolidated financial statements included in the Annual Report on Form 10-K, for the review of consolidated financial statements included in the Quarterly Reports on Form 10-Q and for services normally provided by the independent registered public accountant in connection with statutory and regulatory filings or engagements
(2)	Consists of fees for services associated with Securities and Exchange Commission registration statements or other documents filed in connection with securities offerings, including comfort letters, consents, and assistance with review of documents filed with the Securities and Exchange Commission
(3)	Consists of fees for tax compliance services, including preparation of federal and state income tax returns, and tax payment and planning advice.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit service to us prohibited by law or regulation. During the year ended March 31, 2025, all audit-related fees, tax fees, and all other fees set forth in the table above were approved by the Audit Committee.

PART IV

Item 15. Exhibits And Financial Statement Schedules

3.1

Articles of Incorporation of Monroe Federal Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-280165), as filed on June 13, 2024)

3.2

Bylaws of Monroe Federal Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-280165), as filed on June 13, 2024)

4.1

Form of Common Stock Certificate of Monroe Federal Bancorp, Inc. (incorporated by reference to Exhibit 4 the Company’s Registration Statement on Form S-1, as (Commission File No. 333-280165), as filed on June 13, 2024)

4.2	Description of Registrant’s Securities (incorporated by reference to the Company’s Registration Statement on Form 8-A (Commission File No. 001-56702), as filed on October 23, 2024)
10.1	Employment Agreement between Monroe Federal Savings and Loan Association and Lewis R. Renollet †
10.2

Form of Change in Control Agreement between Monroe Federal Savings and Loan Association and certain executive officers (incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-280165), as filed on June 13, 2024) †

10.3

Monroe Federal Savings and Loan Association Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-280165), as filed on June 13, 2024) †

10.4

Monroe Federal Savings and Loan Association Amended and Restated Director Retirement Plan (incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-280165), as filed on June 13, 2024) †

19	Policy Regarding Insider Trading
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-X formatted in Inline XBRL

†	Denotes a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONROE FEDERAL BANCORP, INC.

/s/ Lewis R. Renollet
Date: July 3, 2025	Lewis R. Renollet
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lewis R. Renollet	President, Chief Executive	July 3, 2025
Lewis R. Renollet	Officer and a Director (Principal Executive Officer)

/s/ Lisa M. Bird	Chief Financial Officer and	July 3, 2025
Lisa M. Bird	Treasurer (Principal Financial and Accounting Officer)

/s/ Julie M. Broerman-Daniels	Director	July 3, 2025
Julie M. Broerman-Daniels

/s/ Andrew L. Davidson	Director (Chairman of the Board)	July 3, 2025
Andrew L. Davidson

/s/ Anthony H. Heinl	Director	July 3, 2025
Anthony H. Heinl

/s/ William G. Hibner, Jr.	Director	July 3, 2025
William G. Hibner, Jr.

/s/ Jonathan J. Steinke	Director	July 3, 2025
Jonathan J. Steinke

/s/ Sarah G. Worley	Director	July 3, 2025
Sarah G. Worley