Form 10-Q
period 2025-06-30
Monroe Federal Bancorp, Inc.
filed 2025-08-13
CIK 2024899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

526,438 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 8, 2025.

Monroe Federal Bancorp, Inc.

Form 10-Q

Part I — Financial Information

Item 1. Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Balance Sheets

	June 30,	March 31,
	2025	2025
	(Unaudited)
Assets
Cash and due from banks	$1,578,395	$1,671,620
Interest-bearing deposits in other financial institutions	344,798	406,147
Federal funds sold	291,000	—
Cash and cash equivalents	2,214,193	2,077,767

Available-for-sale securities	22,848,176	23,143,192
Loans receivable	109,269,018	107,849,120
Allowance for credit losses	(934,565)	(853,032)
Net loans	108,334,453	106,996,088

Premises and equipment	5,069,776	5,125,014
Restricted stock	867,600	836,600
Bank owned life insurance	3,636,031	3,605,191
Accrued interest receivable	456,080	469,009
Net deferred federal income taxes	1,394,224	1,359,641
Other assets	678,633	716,169
Total assets	$145,499,166	$144,328,671

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand	$39,268,854	$38,026,826
Savings and money market	51,498,436	48,864,461
Time	34,395,044	33,772,903
Total deposits	125,162,334	120,664,190
Advances from the Federal Home Loan Bank	6,477,000	9,972,000
Advances by borrowers for taxes and insurance	590,014	327,842
Directors plan liability	614,232	608,217
Accrued interest payable and other liabilities	645,621	687,889
Total liabilities	133,489,201	132,260,138

Stockholders' Equity
Preferred stock - $.01 par value, 1,000,000 shares authorized	—	—
Common stock - $.01 par value, 14,000,000 shares authorized, 526,438 shares issued at June 30, and March 31, 2025	5,264	5,264
Additional paid in capital	3,862,826	3,859,854
Unallocated common stock of ESOP	(340,872)	(345,478)
Retained earnings	12,455,950	12,591,062
Treasury stock - 21,000 shares	(210,000)	(210,000)
Deferred compensation plan - Rabbi Trust - 21,000 shares	210,000	210,000
Accumulated other comprehensive loss	(3,973,203)	(4,042,169)
Total stockholders' equity	12,009,965	12,068,533
Total liabilities and stockholders' equity	$145,499,166	$144,328,671

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Interest income
Loans	$1,356,245	$1,275,644
Investment securities	120,219	124,874
Interest-bearing deposits and other	24,519	88,406

Total interest income	1,500,983	1,488,924

Interest expense
Deposits	474,786	466,112
Borrowings	118,713	40,901

Total interest expense	593,499	507,013

Net interest income	907,484	981,911

Provision for (recovery of) credit losses	80,388	31,949

Net interest income after provision for (recovery of) credit losses	827,096	949,962

Noninterest income
Service fees on deposits	42,781	46,509
Late charges and fees on loans	5,386	1,682
Loan servicing fees	3,315	4,059
Increase in cash surrender value of bank owned life insurance	30,840	27,202
Other income	7,990	8,694

Total noninterest income	90,312	88,146

Noninterest expense
Salaries and employee benefits	542,418	551,741
Directors fees	30,300	30,500
Occupancy and equipment	140,446	142,389
Data processing fees	132,471	124,647
Franchise taxes	24,000	16,916
FDIC insurance premiums	17,569	25,643
Professional services	83,303	173,109
Advertising	15,443	25,890
Other	117,122	105,913

Total noninterest expense	1,103,072	1,196,748

Loss before income taxes	(185,664)	(158,640)

Provision (benefit) for income taxes	(50,552)	(42,810)

Net (loss) income	$(135,112)	$(115,830)

Earnings (loss) per average share - basic and diluted	$(0.27)	n/a

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Net (loss) income	$(135,112)	$(115,830)

Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities	87,299	(138,699)

Tax benefit (expense)	(18,333)	29,127

Other comprehensive (loss) income	68,966	(109,572)

Comprehensive (loss) income	$(66,146)	$(225,402)

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended					Accumulated
June 30, 2024 and 2025			Unallocated		Other			Deferred	Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury		Compensation Plan	Stockholders'
	Stock	Paid-in-Capital	of ESOP	Earnings	Income (Loss)	Stock		Rabbi Trust	Equity
Balance at April 1, 2024	$—	$—	$—	$12,917,702	$(4,352,997)	$		$—	$8,564,705

Net loss	—	—	—	(115,830)	—			—	(115,830)

Other comprehensive loss	—	—	—	—	(109,572)			—	(109,572)

Balance at June 30, 2024	$—	$—	$—	$12,801,872	$(4,462,569)	$		$—	$8,339,303

Balance at April 1, 2025	$5,264	$3,859,854	$(345,478)	$12,591,062	$(4,042,169)		$(210,000)	210,000	$12,068,533

Net loss	—	—	—	(135,112)	—			—	(135,112)

Proceeds from issuance of shares of common stock	—	—	—	—	—			—	—

Purchase of ESOP shares	—	—	—	—	—			—	—

Release of ESOP shares		2,972	4,606						7,578

Purchase of treasury stock (deferred compensation plans)	—	—	—	—	—			—	—

Treasury stock held (deferred compensation plans)	—	—	—	—	—				—

Other comprehensive income	—	—	—	—	68,966			—	68,966

Balance at June 30, 2025	$5,264	$3,862,826	$(340,872)	$12,455,950	$(3,973,203)		$(210,000)	$210,000	$12,009,965

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Operating Activities
Net (loss) income	$(135,112)	$(115,830)
Items not requiring (providing) cash:
Depreciation and amortization	61,987	64,070
Amortization of premiums and discounts	33,235	39,668
Accretion of deferred loan fees	(24,707)	(9,566)
Provision (benefit) for deferred income taxes	(52,916)	27,773
Provision for (recovery of) credit losses	80,388	31,949
Increase in cash surrender value of bank owned life insurance	(30,840)	(27,202)
Release of ESOP shares	7,578	—
Changes in:
Accrued interest receivable	12,929	8,163
Other assets	37,536	(304,593)
Accrued interest payable and other liabilities	(35,108)	308,663

Net cash provided by (used in) operating activities	(45,030)	23,095

Investing Activities
Proceeds from calls, maturities and paydowns of available-for-sale securities	349,080	393,377
Net change in loans	(1,395,191)	(1,081,907)
Purchase of premises and equipment	(6,749)	(12,771)
Purchase of restricted stock	(31,000)	(92,900)
Proceeds from redemption of restricted stock	—	—

Net cash provided by (used in) investing activities	(1,083,860)	(794,201)

Financing Activities
Net (decrease) increase in deposit accounts	4,498,144	(12,788,601)
Net decrease in federal funds purchased	—	—
Proceeds from Federal Home Loan Bank advances	13,040,000	4,600,000
Repayment of Federal Home Loan Bank advances	(16,535,000)	—
Increase in advances from borrowers for taxes and insurance	262,172	225,387
Gross proceeds from stock offering	—	—
Stock offering costs, net	—	—
Purchase of ESOP shares	—	—
Purchase of treasury stock (deferred compensation plans)	—	—
Net cash (used in) provided by financing activities	1,265,316	(7,963,214)

(Decrease) Increase in Cash and Cash Equivalents	136,426	(8,734,320)

Cash and Cash Equivalents, Beginning of Period	2,077,767	10,617,698

Cash and Cash Equivalents, End of Period	$2,214,193	$1,883,378

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$587,347	$503,870
Income taxes paid	—	—

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to assets acquired through foreclosure	$—	$—

See notes to consolidated financial statements.

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Monroe Federal Bancorp, Inc. (“Monroe Federal Bancorp” or the “Company”) is a Maryland corporation incorporated on May 21, 2024 to serve as the savings and loan holding company for Monroe Federal Savings and Loan Association (the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on October 23, 2024. In connection with the Conversion, Monroe Federal Bancorp acquired 100% ownership of Monroe Federal Savings and Loan Association and the Company sold 526,438 shares of its common stock at $10.00 per share, for gross offering proceeds of $5,264,380. The cost of the conversion and issuance of common stock was approximately $1.4 million, which was deducted from the gross offering proceeds. The Company’s employee stock ownership plan purchased 36,851 shares of the common stock sold by the Company, which was equal to 7% of the shares of common stock sold by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $2.0 million of the net proceeds from the offering to the Bank, loaned $368,510 of the net proceeds to the ESOP and retained approximately $1.9 million of the net proceeds.

Monroe Federal Savings and Loan Association is a federally chartered stock savings association engaged primarily in the business of providing a variety of deposit and lending services to individual customers in western Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgages, commercial, home equity lines of credit and installment loans. Its operations are conducted through its four office locations in Tipp City, Vandalia and Dayton, Ohio. The Company faces competition from other financial institutions and is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements included herein as of June 30, 2025, and for the interim three-month periods ended June 30, 2025 and 2024 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the consolidated financial statements. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of the results of operations for the full fiscal year.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, as filed by Monroe Federal Bancorp with the Securities and Exchange Commission on July 3, 2025.

Principles of Consolidation

The consolidated financial statements as of and for the three month period ended June 30, 2025, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The financial statements as of and for the period ended June 30, 2024 represent the Bank only, as the conversion to stock form, including the formation of Monroe Federal Bancorp, was completed on October 23, 2024. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Accrued interest receivable on securities totaled $102,628 and $127,570 at June 30, 2025 and March 31, 2025, respectively. The Company made the policy election to exclude accrued interest receivable on securities from the estimate of credit losses.

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

Loans

The ACL is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. Accrued interest receivable on loans totaled $353,452 and $341,439 at June 30, 2025 and March 31, 2025, respectively. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments totaled $75,300 and $76,445 at June 30, 2025 and March 31, 2025, respectively, and is included in other liabilities on the balance sheet.

Note 2:Investment Securities

The amortized cost and fair values, together with gross unrealized gains and losses on securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
June 30, 2025
U.S. Government agencies	$3,250,784	$—	$(469,911)	$2,780,873
Mortgage-backed Government Sponsored Enterprises (GSEs)	11,026,502	—	(1,760,341)	9,266,161
State and political subdivisions	12,853,241	—	(2,736,690)	10,116,551
Time deposits	747,020	—	(62,429)	684,591
	$27,877,547	$	$(5,029,371)	$22,848,176

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2025
U.S. Government agencies	$3,250,812	$—	$(496,900)	$2,753,912
Mortgage-backed Government Sponsored Enterprises (GSEs)	11,383,323	—	(1,871,587)	9,511,736
State and political subdivisions	12,878,759	—	(2,679,230)	10,199,529
Time deposits	746,968	—	(68,953)	678,015

	$28,259,862	$—	$(5,116,670)	$23,143,192

The amortized cost and fair value of available-for-sale securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
June 30, 2025
Within one year	$—	$—
One to five years	1,796,893	1,631,173
Five to ten years	4,849,724	4,194,832
After ten years	10,204,428	7,756,010
	16,851,045	13,582,015
Mortgage-backed GSEs	11,026,502	9,266,161

Totals	$27,877,547	$22,848,176

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $7,529,000 and $6,697,000 at June 30, 2025 and March 31, 2025, respectively.

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

The following table shows the number of securities and aggregate fair value depreciation at June 30, 2025 and March 31, 2025.

	June 30, 2025		March 31, 2025
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	Depreciation	securities	Depreciation
Available for sale
U.S. Government agencies	9	(14.5)%	9	(15.3)%
Mortgage-backed Government Sponsored Enterprises (GSEs)	40	(16.0)%	40	(16.4)%
State and political subdivisions	34	(21.3)%	34	(20.8)%
Time deposits	3	(8.4)%	3	(9.2)%

Total portfolio	86	(18.0)%	86	(18.1)%

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and March 31, 2025.

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,780,873	$(469,911)	$2,780,873	$(469,911)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	9,266,161	(1,760,341)	9,266,161	(1,760,341)
State and political subdivisions	—	—	10,116,551	(2,736,690)	10,116,551	(2,736,690)
Time deposits	—	—	684,591	(62,429)	684,591	(62,429)

Total portfolio	$—	$—	$22,848,176	$(5,029,371)	$22,848,176	$(5,029,371)

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,753,912	$(496,900)	$2,753,912	$(496,900)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	9,511,736	(1,871,587)	9,511,736	(1,871,587)
State and political subdivisions	—	—	10,199,529	(2,679,230)	10,199,529	(2,679,230)
Time deposits	—	—	678,015	(68,953)	678,015	(68,953)

Total portfolio	$—	$—	$23,143,192	$(5,116,670)	$23,143,192	$(5,116,670)

U.S. Government Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in market interest rates since the securities were purchased, and the

Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in market interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company determined that no credit loss provisions were required.

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in market interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in market interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company determined that no credit loss provisions were required.

Time Deposits

The unrealized losses on the Company’s investment in time deposits were caused primarily by changes in market interest rates. The Company expects to recover the amortized cost basis over the term of the deposits. Because the decline in market value is attributable to changes in market interest rates, and not credit quality, and because the Company typically does not intend to sell the deposits and it is not more likely than not the Company will be required to sell the deposits before recovery of their amortized cost basis, which may be maturity, the Company determined that no credit loss provisions were required.

Note 3:Loans and Allowance for Credit Losses

Categories of loans were as follows:

	June 30,	March 31,
	2025	2025
Real estate loans:
Residential	$71,186,607	$69,901,872
Multi-family	1,474,916	1,598,921
Commercial	23,921,697	24,188,224
Construction and land	2,111,847	2,510,104
Home equity line of credit (HELOC)	4,473,092	4,405,008
Commercial and industrial	5,033,165	4,255,640
Consumer	1,362,097	1,289,863

Total loans	109,563,421	108,149,632

Less:
Net deferred loan fees	294,403	300,512
Allowance for credit losses	934,565	853,032

Net loans	$108,334,453	$106,996,088

Loan participations where the Company serves as lead lender and services the participation interests for other participating lenders are not included in the accompanying balance sheets. The unpaid principal balances of these loans were approximately $5,000,000 and $5,961,000 at June 30, 2025 and March 31, 2025, respectively.

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

HELOC

These loans are generally secured by subordinate liens on owner-occupied 1-4 family residences. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

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

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30, 2025
		Provision
		for
	Balance	(recovery of)			Balance
	March 31, 2025	credit losses	Charge-offs	Recoveries	June 30, 2025
Loans:
Real estate loans:
Residential	$377,680	$20,815	$—	$—	$398,495
Multi-family	7,254	(342)	—	—	6,912
Commercial	337,338	59,836	—	—	397,174
Construction and land	38,483	(5,920)	—	—	32,563
Home equity line of credit (HELOC)	23,949	900	—	—	24,849
Commercial and industrial	39,307	(3,552)	—	—	35,755
Consumer	29,021	9,796	—	—	38,817

Total loans	853,032	81,533	—	—	934,565

Off-balance sheet commitments	76,445	(1,145)	—	—	75,300

Total allowance for credit losses	$929,477	$80,388	$—	$—	$1,009,865

	Three Months Ended June 30, 2024
		Provision
		for
		(recovery
	Balance	of)			Balance
	March 31, 2024	credit losses	Charge-offs	Recoveries	June 30, 2024
Real estate loans:
Residential	$394,445	(19,354)	$—	$—	$375,091
Multi-family	—	8,013	—	—	8,013
Commercial	333,596	3,575	—	—	337,171
Construction and land	46,672	2,958	—	—	49,630
Home equity line of credit (HELOC)	—	22,451	—	—	22,451
Commercial and industrial	41,764	(2,062)	—	923	40,625
Consumer	38,978	(1,541)	—	400	37,837

Total loans	$855,455	$14,040	$—	$1,323	$870,818

Off-balance sheet commitments	56,091	17,909	—	—	74,000

Total allowance for credit losses	$911,546	$31,949	$—	$1,323	$944,818

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

Loss. Loans considered uncollectible and of such little value that continuance as an asset without the establishment of a specific reserve is not warranted.

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans and consumer loans, by class as of June 30, 2025 and March 31, 2025, follows:

	Term Loans Amortized Cost Basis by Origination Year
	As of June 30, 2025
	2026	2025	2024	2023	2022	Prior	Total
Multi-family
Risk rating:
Pass	$—	$493,334	$—	$—	$—	$981,582	$1,474,916
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$—	$493,334	$—	$—	$—	$981,582	$1,474,916

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$880,000	$1,825,784	$4,430,792	$2,683,285	$6,409,617	$5,999,427	$22,228,905
Special Mention	—	—	—	—	—	315,742	315,742
Substandard	—	—	—	—	—	1,377,050	1,377,050
Doubtful	—	—	—	—	—	—	—
Total	$880,000	$1,825,784	$4,430,792	$2,683,285	$6,409,617	$7,692,219	$23,921,697

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$158,893	1,349,105	$544,352	$59,497	$—	$—	$2,111,847
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$158,893	$1,349,105	$544,352	$59,497	$—	$—	$2,111,847

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$974,399	$473,074	$416,254	$213,811	$117,856	$2,218,921	$4,414,315
Special Mention	—	46,296	—	257,354	—	39,194	342,844
Substandard	—	—	276,006	—	—	—	276,006
Doubtful	—	—	—	—	—	—	—
Total	$974,399	$519,370	$692,260	$471,165	$117,856	$2,258,115	$5,033,165

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
	As of June 30, 2025
	2026	2025	2024	2023	2022	Prior	Total
Residential real estate
Payment performance
Performing	$2,467,847	$6,499,970	$5,765,360	$13,243,495	$22,598,391	$20,193,397	$70,768,460
Nonperforming	—	—	—	288,248	—	129,899	418,147
Total	$2,467,847	$6,499,970	$5,765,360	$13,531,743	$22,598,391	$20,323,296	$71,186,607

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$449,811	$488,619	$778,911	$1,807,084	$229,383	$582,142	$4,335,950
Nonperforming	—	—	91,452	23,846	—	21,844	137,142
Total	$449,811	$488,619	$870,363	$1,830,930	$229,383	$603,986	$4,473,092

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$199,136	$240,928	$364,194	$331,388	$101,791	$41,981	$1,279,418
Nonperforming	—	—	79,696	2,983	—	—	82,679
Total	$199,136	$240,928	$443,890	$334,371	$101,791	$41,981	$1,362,097

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	As of March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Multi-family
Risk rating:
Pass	$496,289	$—	$—	$—	$245,382	$857,250	$1,598,921
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$496,289	$—	$—	$—	$245,382	$857,250	$1,598,921

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$1,828,141	$4,459,310	$2,713,003	$6,474,191	$1,208,474	$7,175,915	$23,859,034
Special Mention	—	—	—	—	—	329,190	329,190
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,828,141	$4,459,310	$2,713,003	$6,474,191	$1,208,474	$7,505,105	$24,188,224

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$2,216,911	$230,925	$62,268	$—	$—	$—	$2,510,104
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,216,911	$230,925	$62,268	$—	$—	$—	$2,510,104

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$737,986	$554,813	$232,337	$22,721	$192,147	$2,139,297	$3,879,301
Special Mention	48,573	—	263,397	—	—	64,369	376,339
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$786,559	$554,813	$495,734	$22,721	$192,147	$2,203,666	$4,255,640

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	For the Year Ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential real estate
Payment performance
Performing	$5,843,462	5,880,218	$13,932,210	$22,841,159	$9,558,563	$11,426,475	$69,482,087
Nonperforming	—	—	289,886	—	129,899	—	419,785
Total	$5,843,462	$5,880,218	$14,222,096	$22,841,159	$9,688,462	$11,426,475	$69,901,872

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$817,049	$763,590	$1,738,174	$222,077	$236,949	$513,280	$4,291,119
Nonperforming	—	91,783	—	—	22,106	—	113,889
Total	$817,049	$855,373	$1,738,174	$222,077	$259,055	$513,280	$4,405,008

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$268,821	$394,604	$376,961	$115,317	$1,338	$50,897	$1,207,938
Nonperforming	—	81,925	—	—	—	—	81,925
Total	$268,821	$476,529	$376,961	$115,317	$1,338	$50,897	$1,289,863

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three months ended June 30, 2025 and the year ended March 31, 2025.

.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2025 and March 31, 2025:

	June 30, 2025
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$73,969	$ .	$129,899	$203,868	$70,982,739	$71,186,607	$—
Multi-family	—	—	—	—	1,474,916	1,474,916	—
Commercial	—	—	—	—	23,921,697	23,921,697	—
Construction and land	—	—	—	—	2,111,847	2,111,847	—
Home equity line of credit (HELOC)	111,221	—	23,846	135,067	4,338,025	4,473,092	—
Commercial and industrial	12,354	—	—	12,354	5,020,811	5,033,165	—
Consumer	888	—	2,982	3,870	1,358,227	1,362,097	—

Total	$198,432	$—	$156,727	$355,159	$109,208,262	$109,563,421	$—

	March 31, 2025
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$—	$—	$—	$—	$69,901,872	$69,901,872	$—
Multi-family	—	—	—	—	1,598,921	1,598,921	—
Commercial	—	—	—	—	24,188,224	24,188,224	—
Construction and land	—	—	—	—	2,510,104	2,510,104	—
Home equity line of credit (HELOC)	—	—	—	—	4,405,008	4,405,008	—
Commercial and industrial	—	—	—	—	4,255,640	4,255,640	—
Consumer	—	—	—	—	1,289,863	1,289,863	—

Total	$—	$—	$—	$—	$108,149,632	$108,149,632	$—

The following table presents the amortized cost basis and collateral type of collateral dependent loans by class as of June 30, 2025 and March 31, 2025:

	Personal	Real	Business
June 30, 2025	assets	estate	assets	Total
Real estate loans:
Residential	$—	$235,146	$—	$235,146
Multi-family	—	—	—	—
Commercial	—	1,692,792	—	1,692,792
Construction and land	—	—	—	—
Home equity line of credit (HELOC)	—	23,846	—	23,846
Commercial and industrial	—	—	1,330,491	1,330,491
Consumer	82,678	—	—	82,678

	$82,678	$1,951,784	$1,330,491	$3,364,953

		Real	Business
March 31, 2025		estate	assets	Total
Real estate loans:
Residential		$—	$—	$—
Multi-family		—	—	—
Commercial		329,190	—	329,190
Construction and land		—	—	—
Home equity line of credit (HELOC)		—	—	—
Commercial and industrial		—	362,943	362,943
Consumer		—	—	—

		$329,190	$362,943	$692,133

Nonaccrual loans were as follow at June 30, 2025 and March 31, 2025:

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
June 30, 2025	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$418,146		$418,146
Home equity line of credit (HELOC)	137,141		137,141
Commercial and industrial	12,354		12,354
Consumer	2,982	$79,696	82,678
Total nonaccrual loans	$570,623	$79,696	$650,319

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
March 31, 2025	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$419,785		$419,785
Home equity line of credit (HELOC)	113,889		113,889
Commercial and industrial	13,397		13,397
Consumer	81,925		81,925
Total nonaccrual loans	$628,996		$628,996

No loans were modified during the three month period ended June 30, 2025. There was one commercial and industrial loan of $49,000, or 1.2%, of total commercial and industrial loans, modified for a borrower experiencing financial difficulties during the fiscal year ended March 31, 2025. This modification increased the loan balance from $30,000 to $52,000 and extended the loan term by 3 years. The loan is performing at June 30, 2025.

Note 4:Time Deposits

Time deposits in denominations of $250,000 or more were approximately $7,026,000 and $6,745,000 at June 30, 2025 and March 31, 2025, respectively.

At June 30, 2025, the scheduled maturities of time deposits were as follows:

June 30,
2025
Within one year	$28,617,096
One year to two years	3,746,383
Two years to three years	340,995
Three years to four years	633,545
Four years to five years	758,357
Thereafter	298,668
$34,395,044

At June 30, 2025 and March 31, 2025, the Company had one significant customer deposit account with a total deposit balance of approximately $11,592,000 and $11,139,000, respectively.

Note 5:Borrowings

Federal Home Loan Bank (FHLB) advances consisted of the following as of June 30, 2025 and March 31, 2025:

	June 30, 2025		March 31, 2025
	Interest		Interest
	Rate	Amount	Rate	Amount
Scheduled to mature year ending March 31,
2026	4.90%	$1,000,000	4.90%	$1,000,000
2026	4.51	5,477,000	4.51	8,972,000
		$6,477,000		$9,972,000

The Company has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Company and a blanket pledge of approximately $69,239,000 and $68,884,000 of its qualifying mortgage assets as of June 30, 2025 and March 31, 2025, respectively. Based on this collateral, the Company was eligible to borrow up to a total of approximately $39,107,697 and $35,379,000 as of June 30, 2025 and March 31, 2025, respectively.

Maturities of FHLB advances were as follows at June 30, 2025:

June 30,
2025
Within one year	$6,477,000

The Company had an available line of credit with the Federal Reserve Bank totaling $6,235,000 and $6,706,000 at June 30, 2025 and March 31, 2025, respectively. The line of credit was collateralized by a pledge of certain commercial loans totaling $12,522,000 and $13,290,000 as of June 30, 2025 and March 31, 2025, respectively. The Company had no outstanding borrowings on this line at June 30, 2025 and March 31, 2025.

The Company also has an available line of credit with United Bankers Bank totaling $4,976,000 at both June 30, 2025 and March 31, 2025. The Company had no outstanding borrowings on this line at June 30, 2025 and March 31, 2025.

Note 6:Employee Stock Option Plan (ESOP)

In connection with the Conversion, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. The Bank expects to make annual contributions to the ESOP in amounts as defined by the ESOP loan documents. The contributions will be used to repay the ESOP loan. Certain ESOP shares are pledged as collateral for the ESOP loan. As the ESOP loan is repaid, shares are released from collateral and allocated to eligible participants, based on the proportion of loan repayments paid in the year. Shares allocated to eligible participants will become 100% vested upon completion of three years of service with the Bank, including years of service prior to the formation of the ESOP.

In connection with the Company’s Conversion, the ESOP borrowed $368,510 from the Company for the purpose of purchasing shares of the Company’s stock. A total of 36,851 shares were purchased with the loan proceeds. Company stock purchased by the ESOP is shown as a reduction of stockholders’ equity. The ESOP loan is expected to be repaid over a period of 20 years.

Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $7,578 for the three months ended June 30, 2025. At June 30, 2025, there were 1,843 shares allocated to participants, 921 shares committed to be released and 34,087 unallocated shares. The fair value of unallocated ESOP shares totaled $576,000 at June 30, 2025.

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

The Company had no dilutive or potentially dilutive securities during the three months ended June 30, 2025.

	Three months ended		Three months ended
	June 30		June 30
	2025		2024

Net Loss		$(135,112)	$	N/A

Weighted-average shares issued		526,438		N/A
Less weighted-average unearned ESOP shares		34,312		N/A
Weighted-average shares outstanding		492,126		N/A

Loss per share - basic and diluted	S	(0.27)	S	N/A

Note 8:Regulatory Matters

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

The Bank elected to begin using the CBLR during the quarter ended December 31, 2024. The Bank’s CBLR was 9.9% and 10.0% as of June 30, 2025 and March 31, 2025, respectively.

As of June 30, 2025, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed this category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and March 31, 2025:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
U.S. Government agencies	$2,780,873	$—	$2,780,873	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	9,266,161	—	9,266,161	—
State and political subdivisions	10,116,551	—	10,116,551	—
Time deposits	684,591	—	684,591	—

March 31, 2025
U.S. Government agencies	$2,753,912	$—	$2,753,912	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	9,511,736	—	9,511,736	—
State and political subdivisions	10,199,529	—	10,199,529	—
Time deposits	678,015	—	678,015	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended June 30, 2025.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Collateral dependent loans	$1,503,185	$—	$—	$1,503,185

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
June 30, 2025
Collateral dependent loans	$1,503,185	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 50% (46%)

The collateral dependent loans had a carrying value of $1.6 million. An allowance balance of $105,100 was recorded to write down the loans to fair value.

Fair Value Measurements Using
Quoted Prices
in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Collateral dependent loans	$44,144	$—	$—	$44,144

	Fair			Range
	Value	Valuation Technique	Unobservable Inputs	(Weighted-average)
March 31, 2025			Adjustments for discounts to reflect
Collateral dependent loans	$44,144	Estimated sales price	current market conditions	20%-50% (46%)

The collateral dependent loan had a carrying value of $48,573. An allowance balance of $4,429 was recorded to write down the loan to fair value.

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets as of June 30, 2025 and March 31, 2025 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and cash equivalents	$2,214,193	$2,214,193	2,214,193	$—	$—
Loans, net	108,334,453	101,882,331	—	—	101,882,331
Restricted stock	867,600	867,600	—	867,600	—
Bank owned life insurance	3,636,031	3,636,031	3,636,031	—	—
Accrued interest receivable	456,080	456,080	456,080	—	—

Financial liabilities:
Deposits	125,162,334	124,900,931	90,767,290	—	34,133,641
FHLB advances	6,477,000	6,487,000	—	—	6,487,000
Accrued interest payable	41,778	41,778	41,778	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$2,077,767	2,077,767	$2,077,767	$—	$—
Loans, net	106,996,088	100,574,741	—	—	100,574,741
Restricted stock	836,600	836,600	—	836,600	—
Bank owned life insurance	3,605,191	3,605,191	3,605,191	—	—
Accrued interest receivable	469,009	469,009	469,009	—	—

Financial liabilities:
Deposits	120,664,190	108,815,000	75,356,185	—	33,458,815
FHLB advances	9,972,000	9,987,000	—	—	9,987,000
Accrued interest payable	35,627	35,627	35,627	—	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying unaudited financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Comparison of Financial Condition at June 30, 2025 and March 31, 2025

Total Assets. Total assets were $145.5 million at June 30, 2025, an increase of $1.2 million, or 0.8%, from $144.3 at March 31, 2025. The increase was due primarily to an increase in net loans of $1.3 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $100,000, or 4.8%, to $2.2 million at June 30, 2025 from $2.1 million at March 31, 2025. The increase was due primarily to an increase in deposits during the three months ended June 30, 2025 which was partially offset by the use of cash to pay down Federal Home Loan Bank advances.

Investment Securities. Investment securities available for sale decreased $300,000, or 1.3%, to $22.8 million at June 30, 2025, from $23.1 million at March 31, 2025. The decrease was primarily attributable to repayments of securities totaling $349,000 during the three months ended June 30, 2025, which was partially offset by a decrease of $87,000, or 1.7%, in the unrealized loss on available for sale securities during the three months ended June 30, 2025.

Net Loans. Net loans increased $1.3 million, or 1.2%, to $108.3 million at June 30, 2025 from $107 million at March 31, 2025. During the three months ended June 30, 2025, loan originations totaled $6.8 million, comprised primarily of $2.6 million of loans secured by one- to four-family residential real estate, $898,000 of construction and land loans, $886,000 in home equity loans, $1.2 million of commercial real estate loans and $1.0 million of commercial and industrial loans. Consumer loan originations totaled $200,000, all of which were auto loans.

During the three months ended June 30, 2025, residential real estate loans increased $1.3 million, or 1.8%, to a total of $71.2 million at June 30, 2025, commercial and industrial loans increased $777,000, or 18.3%, to a total of $5.0 million, home equity lines of credit increased $68,000, or 1.6%, to $4.5 million at June 30, 2025 and consumer loans increased $72,000, or 5.6%, to $1.4 million at June 30, 2025. These increases were partially offset by a decrease in construction and land loans of $398,000, or 15.9%, to $2.1 million at June 30, 2025, a decrease in commercial residential loans of $267,000, or 1.1%, to $23.9 million at June 30, 2025, and a decrease in multi-family loans of $124,000, or 7.8%, to $1.5 million at June 30, 2025.

The increase in the Company’s loan portfolio has been due to normal demand for one- to four-family residential mortgage loans and commercial and industrial loans in our market area, as well as increased marketing efforts towards home equity lines of credit.

The Company’s strategy includes gradually growing the loan portfolio, focusing on home equity lines of credit and commercial real estate loans.

Deposits. Deposits increased by $4.5 million, or 3.7%, to $125.2 million at June 30, 2025 from $120.7 million at March 31, 2025. Core deposits (defined as all deposits other than certificates of deposit) increased $3.9 million, or 4.5%, to $90.8 million at June 30, 2025 from $86.9 million at March 31, 2025. Certificates of deposit increased $600,000, or 1.8%, to $34.4 million at June 30, 2025 from $33.8 million at March 31, 2025. The increase in core deposits was due primarily to a $500,000 increase in the account held by a significant commercial customer whose account balance fluctuates routinely in the normal course of its business and large deposits by another commercial customer. The increase in certificates of deposit was due primarily to our offering of CD specials to maintain our current deposit base.

During the three months ended June 30, 2025, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $6.5 million at June 30, 2025, a decrease of $3.5 million, or 35.0%, from the $10.0 million balance at March 31, 2025. Management elected to repay these advances by drawing from existing cash balances during the period.

Stockholders’ Equity. Stockholders’ equity decreased $100,000, or 0.8%, to $12.0 million at June 30, 2025, from $12.1 million at March 31, 2025. The decrease was due primarily to a net loss of $135,000 during the period ending June 30, 2025, which was partially offset by a decrease in the tax-effected unrealized loss on available for sale securities of $69,000 at June 30, 2025. The before tax unrealized loss on available for sale securities was $87,000.

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

	For the Three Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$1,670	$25	5.99%	$5,369	$88	6.56%
Available-for-sale securities	28,093	120	1.71	30,515	125	1.64
Loans	108,027	1,356	5.02	109,202	1,276	4.67
Total interest-earning assets	137,790	1,501	4.36	145,086	1,489	4.11
Noninterest earning assets	7,824			7,150
Allowance for credit losses	(854)			(856)
Total assets	$144,760			$151,380

Interest-bearing liabilities:
Interest-bearing demand accounts	$28,187	2	0.03%	$39,575	2	0.02%
Savings accounts	21,297	21	0.39	18,733	3	0.06
Money market accounts	28,378	125	1.76	29,495	71	0.96
Certificates of deposit	34,313	327	3.81	39,888	390	3.91
Total interest-bearing deposits	112,175	475	1.69	127,691	466	1.46
Federal Home Loan Bank advances	10,105	117	4.63	3,537	40	4.52
Federal funds purchased	156	2	5.13	39	1	6.44
Total interest-bearing liabilities	122,436	594	1.94	131,267	507	1.54
Noninterest-bearing demand deposits	7,896			8,148
Other noninterest-bearing liabilities	2,347			3,335
Total liabilities	132,679			142,750
Total stockholders' equity	12,081			8,630
Total liabilities and stockholders' equity	144,760			151,380
Net interest income		$907			$982
Net interest rate spread (1)			2.42%			2.57%
Net interest-earning assets (2)	$15,354			$13,819
Net interest margin (3)			2.63%			2.71%
Average interest-earning assets to interest-bearing liabilities	112.54%			110.53%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income annualized divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2025 vs. 2024
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Other interest-earning assets	$(56)	$(7)	$(63)
Investment securities	(10)	5	(5)
Loans	(14)	94	80
Total interest-earning assets	(80)	92	12

Interest-bearing liabilities:
Interest-bearing demand	(1)	1	-
Savings accounts	1	17	18
Money market	(3)	57	54
Certificates of deposit	(53)	(10)	(63)
Total deposits	(56)	65	9
Federal Home Loan Bank advances	76	1	77
Federal funds purchased	1	-	1
Total interest-bearing liabilities	21	66	87

Change in net interest income	$(101)	$26	$(75)

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General. The Company reported a net loss of $135,000 for the three months ended June 30, 2025, a $19,000 increase from the net loss of $116,000 for the three months ended June 30, 2024. The increase in the net loss was primarily due to a $48,000, or 150.0%, increase in the provision for credit losses and a $75,000, or 7.6%, decrease in net interest income, which was partially offset by a $94,000, or 7.8%, decrease in noninterest expense.

Interest Income. Interest income increased $12,000, or 0.8%, for the three months ended June 30, 2025 and totaled $1.5 million for both three month periods ended June 30, 2025 and June 30, 2024. This increase was primarily attributable to a $80,000, or 6.3%, increase in loan interest income. This was partially offset by a $5,000, or 4.0%, decrease in interest on investment securities and a $63,000, or 71.6%, decrease in interest on interest-bearing deposits and other assets.

The average yield on loans increased by 35 basis points to 5.02% for the three months ended June 30, 2025 from 4.67% for the three months ended June 30, 2024, while the average balance of loans decreased by $1.2 million, or 1.1%, during the three months ended June 30, 2025 compared to the average balance for the three months ended June 30, 2024. The increase in average yield on loans reflects the increase in the market interest rate environment period-to-period. The increases in market interest rates have provided higher yields on newly originated loans, as well as the Company’s adjustable-rate loans, which have adjusted upward.

The average balance of investment securities decreased $2.4 million, or 7.9%, to $28.1 million for the three months ended June 30, 2025 from $30.5 million for the three months ended June 30, 2024, while the average yield on investment securities increased by seven basis points to 1.71% for the three months ended June 30, 2025 from 1.64% for the three months ended June 30, 2024.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, decreased $63,000, or 71.6%, for the three months ended June 30, 2025 due to a decrease in the average yield of 57 basis points, to 5.99% for the three month ended June 30, 2025 from 6.56% for the three months ended June 30, 2024, and a decrease in the average balance of $3.7 million, or 68.9%.

Interest Expense. Total interest expense increased $87,000, or 17.2%, to $594,000 for the three months ended June 30, 2025 from $507,000 for the three months ended June 30, 2024. Interest expense on deposits increased $9,000, or 1.9%, due primarily to an increase of 23 basis points in the average cost of deposits to 1.69% for the three months ended June 30, 2025 from 1.46% for the three months ended June 30, 2024, which was offset by a decrease of $15.5 million, or 12.1%, in the average balance of interest-bearing deposits to $112.2 million for the three months ended June 30, 2025 from $127.7 million for the three months ended June 30, 2024.

Interest expense on borrowings increased $78,000, or 190.2%, to $119,000 for the three months ended June 30, 2025 compared to $41,000 for the three months ended June 30, 2024. The increase was due to a $6.7 million, or 186.1%, increase in the average balance outstanding, to $10.3 million for the three months ended June 30, 2025 from $3.6 million for the three months ended June 30, 2024, and a 5 basis point increase in the weighted-average rate, to 4.64% for the three months ended June 30, 2025 compared to 4.59% for the three months ended June 30, 2024.

Net Interest Income. Net interest income decreased $75,000, or 7.6%, to $907,000 for the three months ended June 30, 2025 compared to $982,000 for the three months ended June 30, 2024. The decrease reflected a decrease in the interest rate spread to 2.42% for the three months ended June 30, 2025 from 2.57% for the three months ended June 30, 2024, while the average net interest earning assets increased $1.5 million period-to-period. The net interest margin decreased to 2.63% for the three months ended June 30, 2025 from 2.71% for the three months ended June 30, 2024.

Provision for (Recovery of) Credit Losses. The Company recorded an increase in the provision for credit losses of $48,000, or 150.0%, for the three months ended June 30, 2025, to a provision for credit losses of $80,000 compared to a provision for credit losses of $32,000 recorded for the three months ended June 30, 2024. The allowance for credit losses on loans was $935,000 at June 30, 2025, an increase of $82,000, or 9.6%, over the $853,000 total at March 31, 2025. The allowance for credit losses on off-balance sheet commitments was $75,000 at June 30, 2025, a decrease of $1,000, or 1.3%, over the $76,000 total at March 31, 2025. The allowance for credit losses on loans represented 0.85% of total loans at June 30, 2025 and 0.79% at March 31, 2025.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company’s nonaccrual loans totaled $650,000 at June 30, 2025, compared to $629,000 in nonaccrual loans at March 31, 2025. Classified loans totaled $3.3 million at June 30, 2025, compared to $128,000 at March 31, 2025 resulting from the classification of four additional loans during the three months ended June 30, 2025. The newly added classified loans included one 1-4 residential loan, one home equity line of credit, one commercial loan, and one commercial and industrial loan. Total loans past due greater than 30 days were $355,000 at June 30, 2025 compared to no loans past due greater than 30 days at March 31, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2025 and March 31, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $90,000 for the three months ended June 30, 2025, an increase of $2,000, or 2.3%, from $88,000 for the three months ended June 30, 2024. The increase was attributable primarily to a $4,000, or 220.2%, increase in late charges and fees on loans and a $4,000 or 13.4%, increase in the cash surrender value of life insurance, which was partially offset by a $4,000, or 8.0%, decrease in service fees on deposits and a $1,000, or 18.3%, decrease in loan servicing fees.

Noninterest Expense. Noninterest expense decreased $100,000, or 8.3%, to $1.1 million for the three months ended June 30, 2025, compared to $1.2 million for the three months ended June 30, 2024. The decrease was due primarily to a $90,000, or 51.9%, decrease in professional services and a $10,000, or 40.4%, decrease in advertising. This was partially offset by an $11,000, or 10.6%, increase in other expenses, an $8,000, or 6.3%, increase in data processing expense, and a $7,000, or 41.9%, increase in franchise tax expense.

The decrease in professional services was due primarily to a decrease of $93,000 in accounting and auditing fees. Higher expenses were incurred during the three month period ending June 30, 2024 as a result of the then pending mutual-to-stock conversion transaction.

Income Taxes. The Company’s income tax benefit increased by $8,000, or 18.6%, with a benefit provision of $51,000 for the three months ended June 30, 2025, compared to a benefit provision of $43,000 the three months ended June 30, 2024. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

.

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

We maintain uninsured deposits that exceed the Federal Deposit Insurance Corporation insurance limit. Senior management reviews uninsured deposit balances monthly to manage any risks due to fluctuations in the balances of uninsured deposits. We do not maintain any internal policy limits on concentrations in uninsured deposits in total or by type of depositor. We may accept brokered deposits up to an internal policy limit of 15% of total assets from brokers approved by the board of directors. Before a broker is approved by the board of directors, we conduct financial analysis and due diligence on the broker. We had no brokered deposits at June 30, 2025.

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

The following table sets forth, as of June 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within the policy limits established by our board of directors except that the decrease in EVE at the positive 200 and 300 basis point levels exceeded policy limits of 15% and 25%, respectively.

At June 30, 2025
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
		(Decrease) in			Increase
		EVE			(Decrease)
Change in Interest	Estimated				(basis
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)

		(Dollars in thousands)
300	$15,652	$(7,207)	(31.53)%	12.19%	(363)
200	$18,379	$(4,480)	(19.60)%	13.74%	(208)
100	$21,318	$(1,541)	(6.74)%	15.31%	(51)
Level	$22,859	—%		15.82%	—
(100)	$23,667	$808	3.54%	15.86%	4
(200)	$23,587	$728	3.18%	15.40%	(42)
(300)	$22,368	$(491)	(2.15)%	14.31%	(151)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2025, we would have experienced a 19.6% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 3.18% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The table sets forth, as of June 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At June 30, 2025
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
300	$3,680	(7.37)%
200	$3,798	(4.42)%
100	$3,915	(1.47)%
Level	$3,973	—
(100)	$3,993	0.49%
(200)	$3,961	(0.32)%
(300)	$3,899	(1.88)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.

The table above indicates that as of June 30, 2025, we would have experienced a 4.42% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.32% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rate.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and a correspondent bank. At June 30, 2025, we had the ability to borrow up to $45.6 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At June 30, 2025, we had $6.5 million of outstanding advances under this facility. At June 30, 2025, we had no outstanding borrowings from the Federal Reserve Bank of Cleveland, but had the capacity to borrow up to $6.2 million. At June 30, 2025, we had no outstanding borrowings from the correspondent bank, but had the capacity to borrow up to $5.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the three month period ended June 30, 2025, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $136,000. Net cash used in operating activities amount to $45,000, net cash used in investing activities amounted to $1.1 million, and net cash provided by financing activities amounted to $1.3 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Monroe Federal Bancorp is a separate legal entity from Monroe Federal Savings and Loan Association Bank and must provide for its own liquidity to fund its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Monroe Federal Bancorp is governed by applicable regulations. At June 30, 2025, Monroe Federal Bancorp (on an unconsolidated basis) had liquid assets of $1.5 million.

At June 30, 2025, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 6 to the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements. At June 30, 2025, we had $15.3 million of outstanding commitments, consisting of $1.5 million in commitments to originate loans and $13.8 million of undisbursed funds on previously originated loans. At June 30, 2025, certificates of deposit that are scheduled to mature on or before June 30, 2026, totaled $28.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

MONROE FEDERAL BANCORP, INC.

/s/ Lewis R. Renollet
Date: August 13, 2025	Lewis R. Renollet
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: August 13, 2025	/s/ Lisa M. Bird
Lisa M. Bird
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer