Form 10-Q
period 2025-09-30
Monroe Federal Bancorp, Inc.
filed 2025-11-12
CIK 2024899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

526,438 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 12, 2025.

Monroe Federal Bancorp, Inc.

Form 10-Q

Part I — Financial Information

Item 1. Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Balance Sheets

	September 30,	March 31,
	2025	2025
	(Unaudited)
Assets
Cash and due from banks	$2,442,270	$1,671,620
Interest-bearing deposits in other financial institutions	128,669	406,147
Federal funds sold	148,000	—
Cash and cash equivalents	2,718,939	2,077,767

Available-for-sale securities	23,009,150	23,143,192
Loans receivable	110,712,845	107,849,120
Allowance for credit losses	(951,939)	(853,032)
Net loans	109,760,906	106,996,088

Premises and equipment	5,076,207	5,125,014
Restricted stock	875,000	836,600
Bank owned life insurance	3,667,872	3,605,191
Accrued interest receivable	493,806	469,009
Net deferred federal income taxes	1,301,593	1,359,641
Other assets	695,850	716,169
Total assets	$147,599,323	$144,328,671

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand	$34,851,812	$38,026,826
Savings and money market	51,785,760	48,864,461
Time	35,826,065	33,772,903
Total deposits	122,463,637	120,664,190
Advances from the Federal Home Loan Bank	11,142,000	9,972,000
Advances by borrowers for taxes and insurance	336,340	327,842
Directors plan liability	620,046	608,217
Accrued interest payable and other liabilities	676,926	687,889
Total liabilities	135,238,949	132,260,138

Stockholders' Equity
Preferred stock - $.01 par value, 1,000,000 shares authorized	—	—
Common stock - $.01 par value, 14,000,000 shares authorized, 526,438 shares issued at September 30, 2025 and March 31, 2025	5,264	5,264
Additional paid in capital	3,865,243	3,859,854
Unallocated common stock of ESOP	(336,265)	(345,478)
Retained earnings	12,362,447	12,591,062
Treasury stock - 21,000 shares	(210,000)	(210,000)
Deferred compensation plan - Rabbi Trust - 21,000 shares	210,000	210,000
Accumulated other comprehensive loss	(3,536,315)	(4,042,169)
Total stockholders' equity	12,360,374	12,068,533
Total liabilities and stockholders' equity	$147,599,323	$144,328,671

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2025		2024	2025	2024
Interest income
Loans	$1,402,801		$1,314,949	$2,759,046	$2,590,593
Investment securities	118,614	`	125,394	238,833	250,268
Interest-bearing deposits and other	25,321		23,786	49,840	112,192

Total interest income	1,546,736		1,464,129	3,047,719	2,953,053

Interest expense
Deposits	502,175		468,255	976,961	934,367
Borrowings	118,500		151,930	237,213	192,831

Total interest expense	620,675		620,185	1,214,174	1,127,198

Net interest income	926,061		843,944	1,833,545	1,825,855

Provision for (recovery of) credit losses	10,944		(14,724)	91,332	17,225

Net interest income after provision for (recovery of) credit losses	915,117		858,668	1,742,213	1,808,630

Noninterest income
Service fees on deposits	44,626		42,017	87,407	88,526
Late charges and fees on loans	9,761		3,181	15,147	4,863
Loan servicing fees	3,186		4,081	6,501	8,140
Increase in cash surrender value of bank owned life insurance	31,841		28,064	62,681	55,266
Other income	51,973		7,595	59,963	16,289

Total noninterest income	141,387		84,938	231,699	173,084

Noninterest expense
Salaries and employee benefits	533,247		552,845	1,075,664	1,104,586
Directors fees	29,700		30,500	60,000	61,000
Occupancy and equipment	134,484		134,250	274,930	276,639
Data processing fees	161,961		136,688	294,431	261,335
Franchise taxes	24,000		18,000	48,000	34,916
FDIC insurance premiums	18,185		19,494	35,754	45,136
Professional services	120,095		40,767	203,398	213,876
Advertising	20,963		17,093	36,407	42,983
Other	148,995		113,753	266,118	219,667

Total noninterest expense	1,191,630		1,063,390	2,294,702	2,260,138

Loss before income taxes	(135,126)		(119,784)	(320,790)	(278,424)

Benefit for income taxes	(41,623)		(33,866)	(92,175)	(76,676)

Net loss	$(93,503)		$(85,918)	$(228,615)	$(201,748)

Loss per weighted average share - basic and diluted	$(0.19)		n/a	$(0.46)	n/a

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30
	2025	2024	2025	2024
Net loss	$(93,503)	$(85,918)	$(228,615)	$(201,748)

Other comprehensive income
Net unrealized gains on available-for-sale securities	553,023	1,051,592	640,322	912,894

Tax (expense) benefit	(116,135)	(220,834)	(134,468)	(191,708)

Other comprehensive income	436,888	830,758	505,854	721,186

Comprehensive income	$343,385	$744,840	$277,239	$519,438

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended					Accumulated
September 30, 2024 and September 30, 2025			Unallocated		Other		Deferred	Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Compensation Plan	Stockholders'
	Stock	Paid-in-Capital	of ESOP	Earnings	Income (Loss)	Stock	Rabbi Trust	Equity
Balance at June 30, 2024	$—	$—	$—	$12,801,872	$(4,462,569)	$—	$—	$8,339,303

Net loss	—	—	—	(85,918)	—	—	—	(85,918)

Other comprehensive income	—	—	—	—	830,758	—	—	830,758

Balance at September 30, 2024	$—	$—	$—	$12,715,954	$(3,631,811)	$—	$—	$9,084,143

Balance at June 30, 2025	$5,264	$3,862,826	$(340,872)	$12,455,950	$(3,973,203)	$(210,000)	210,000	$12,009,965

Net loss	—	—	—	(93,503)	—	—	—	(93,503)

Release of ESOP shares	—	2,417	4,607	—	—	—	—	7,024

Other comprehensive income	—	—	—	—	436,888	—	—	436,888

Balance at September 30, 2025	$5,264	$3,865,243	$(336,265)	$12,362,447	$(3,536,315)	$(210,000)	$210,000	$12,360,374

For the six months ended September 30, 2024 and September 30, 2025
Balance at April 1, 2024	$—	$—	$—	$12,917,702	$(4,352,997)	$—	$—	$8,564,705

Net loss	—	—	—	(201,748)	—	—	—	(201,748)

Other comprehensive income	—	—	—	—	721,186	—	—	721,186

Balance at September 30, 2024	$—	$—	$—	$12,715,954	$(3,631,811)	$—	$—	$9,084,143

Balance at April 1, 2025	$5,264	$3,859,854	$(345,478)	$12,591,062	$(4,042,169)	$(210,000)	$210,000	$12,068,533

Net loss	—	—	—	(228,615)	—	—	—	(228,615)

Release of ESOP shares	—	5,389	9,213	—	—	—	—	14,602

Other comprehensive income	—	—	—	—	505,854	—	—	505,854

Balance at September 30, 2025	$5,264	$3,865,243	$(336,265)	$12,362,447	$(3,536,315)	$(210,000)	$210,000	$12,360,374

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2025	2024
Operating Activities
Net loss	$(228,615)	$(201,748)
Items not requiring (providing) cash:
Depreciation and amortization	119,307	128,803
Amortization of premiums and discounts	66,540	79,595
Accretion of deferred loan fees	(38,042)	(15,243)
Provision (benefit) for deferred income taxes	(76,420)	27,773
Provision for credit losses	91,332	17,225
Increase in cash surrender value of bank owned life insurance	(62,681)	(55,266)
Release of ESOP shares	14,602	—
Changes in:
Accrued interest receivable	(24,797)	(9,308)
Other assets	20,319	(782,313)
Accrued interest payable and other liabilities	8,441	(201,345)

Net cash provided by (used in) operating activities	(110,014)	(1,011,827)

Investing Activities
Proceeds from calls, maturities and paydowns of available-for-sale securities	707,824	1,308,328
Net change in loans	(2,825,683)	(711,658)
Purchase of premises and equipment	(70,500)	(25,050)
Purchase of restricted stock	(38,400)	(386,700)

Net cash provided by (used in) investing activities	(2,226,759)	184,920

Financing Activities
Net increase (decrease) in deposit accounts	1,799,447	(17,735,324)
Proceeds from Federal Home Loan Bank advances	26,652,000	27,349,000
Repayment of Federal Home Loan Bank advances	(25,482,000)	(20,424,000)
Proceeds from stock subscriptions in escrow	—	3,099,058
Increase (decrease) in advances from borrowers for taxes and insurance	8,498	(34,730)
Net cash provided by (used in) financing activities	2,977,945	(7,745,996)

Increase (decrease) in Cash and Cash Equivalents	641,172	(8,572,903)

Cash and Cash Equivalents, Beginning of Period	2,077,767	10,617,698

Cash and Cash Equivalents, End of Period	$2,718,939	$2,044,795

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,204,747	$1,098,610
Income taxes paid	—	—

See notes to consolidated financial statements.

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Monroe Federal Bancorp, Inc. (“Monroe Federal Bancorp” or the “Company”), a Maryland corporation, was incorporated on May 21, 2024 to serve as the savings and loan holding company for Monroe Federal Savings and Loan Association (the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on October 23, 2024. In connection with the Conversion, Monroe Federal Bancorp acquired 100% ownership of Monroe Federal Savings and Loan Association and the Company sold 526,438 shares of its common stock at $10.00 per share, for gross offering proceeds of $5,264,380. The cost of the conversion and issuance of common stock was approximately $1.4 million, which was deducted from the gross offering proceeds. The Company’s employee stock ownership plan purchased 36,851 shares of the common stock sold by the Company, which was equal to 7% of the shares of common stock sold by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $2.0 million of the net proceeds from the offering to the Bank, loaned $368,510 of the net proceeds to the ESOP and retained approximately $1.9 million of the net proceeds.

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

The consolidated financial statements included herein as of September 30, 2025, and for the interim three- and six-month periods ended September 30, 2025 and 2024 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the consolidated financial statements. The results of operations for the three and six months ended September 30, 2025 are not necessarily indicative of the results of operations for the full fiscal year.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, as filed by Monroe Federal Bancorp with the Securities and Exchange Commission on July 3, 2025.

Principles of Consolidation

The consolidated financial statements as of and for the three- and six-month period ended September 30, 2025, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The financial statements as of and for the period ended September 30, 2024 represent the Bank only, as the conversion to stock form, including the formation of Monroe Federal Bancorp, was completed on October 23, 2024. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Accrued interest receivable on securities totaled $126,436 and $127,570 at September 30, 2025 and March 31, 2025, respectively. The Company made the policy election to exclude accrued interest receivable on securities from the estimate of credit losses.

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

Loans

The ACL is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. Accrued interest receivable on loans totaled $367,370 and $341,439 at September 30, 2025 and March 31, 2025, respectively. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, less estimated selling costs, as appropriate.

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments totaled $68,870 and $76,445 at September 30, 2025 and March 31, 2025, respectively, and is included in other liabilities on the balance sheet.

Note 2:Investment Securities

The amortized cost and fair values, together with gross unrealized gains and losses on securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
September 30, 2025
U.S. Government agencies	$3,250,756	$—	$(430,465)	$2,820,291
Mortgage-backed Government Sponsored Enterprises (GSEs)	10,660,390	—	(1,634,477)	9,025,913
State and political subdivisions	12,827,281	—	(2,359,589)	10,467,692
Time deposits	747,071	—	(51,817)	695,254
	$27,485,498	$—	$(4,476,348)	$23,009,150

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2025
U.S. Government agencies	$3,250,812	$—	$(496,900)	$2,753,912
Mortgage-backed Government Sponsored Enterprises (GSEs)	11,383,323	—	(1,871,587)	9,511,736
State and political subdivisions	12,878,759	—	(2,679,230)	10,199,529
Time deposits	746,968	—	(68,953)	678,015

	$28,259,862	$—	$(5,116,670)	$23,143,192

The amortized cost and fair value of available-for-sale securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
September 30, 2025
Within one year	$248,000	$242,652
One to five years	1,548,953	1,408,462
Five to ten years	4,845,117	4,298,067
After ten years	10,183,038	8,034,056
	16,825,108	13,983,237
Mortgage-backed GSEs	10,660,390	9,025,913

Totals	$27,485,498	$23,009,150

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $7,877,000 and $6,697,000 at September 30, 2025 and March 31, 2025, respectively.

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

The following table shows the number of securities and aggregate fair value depreciation at September 30, 2025 and March 31, 2025.

	September 30, 2025		March 31, 2025
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	Depreciation	securities	Depreciation
Available for sale
U.S. Government agencies	9	(13.2)%	9	(15.3)%
Mortgage-backed Government Sponsored Enterprises (GSEs)	40	(15.3)%	40	(16.4)%
State and political subdivisions	34	(18.4)%	34	(20.8)%
Time deposits	3	(6.9)%	3	(9.2)%

Total portfolio	86	(16.3)%	86	(18.1)%

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and March 31, 2025.

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,820,291	$(430,465)	$2,820,291	$(430,465)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	9,025,913	(1,634,477)	9,025,913	(1,634,477)
State and political subdivisions	—	—	10,467,692	(2,359,589)	10,467,692	(2,359,589)
Time deposits	—	—	695,254	(51,817)	695,254	(51,817)

Total portfolio	$—	$—	$23,009,150	$(4,476,348)	$23,009,150	$(4,476,348)

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,753,912	$(496,900)	$2,753,912	$(496,900)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	9,511,736	(1,871,587)	9,511,736	(1,871,587)
State and political subdivisions	—	—	10,199,529	(2,679,230)	10,199,529	(2,679,230)
Time deposits	—	—	678,015	(68,953)	678,015	(68,953)

Total portfolio	$—	$—	$23,143,192	$(5,116,670)	$23,143,192	$(5,116,670)

U.S. Government Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in market interest rates since the securities were purchased, and the

Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in market interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company determined that no credit loss provisions were required.

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in market interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in market interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company determined that no credit loss provisions were required.

Time Deposits

The unrealized losses on the Company’s investment in time deposits were caused primarily by changes in market interest rates. The Company expects to recover the amortized cost basis over the term of the deposits. Because the decline in market value is attributable to changes in market interest rates, and not credit quality, and because the Company typically does not intend to sell the deposits and it is not more likely than not the Company will be required to sell the deposits before recovery of their amortized cost basis, which may be at maturity, the Company determined that no credit loss provisions were required.

Note 3:Loans and Allowance for Credit Losses

Categories of loans were as follows:

	September 30,	March 31,
	2025	2025
Real estate loans:
Residential	$71,722,067	$69,901,872
Multi-family	1,360,572	1,598,921
Commercial	23,743,654	24,188,224
Construction and land	2,041,990	2,510,104
Home equity line of credit (HELOC)	5,124,733	4,405,008
Commercial and industrial	5,701,450	4,255,640
Consumer	1,304,742	1,289,863

Total loans	110,999,208	108,149,632

Less:
Net deferred loan fees	286,363	300,512
Allowance for credit losses	951,939	853,032

Net loans	$109,760,906	$106,996,088

Loan participations where the Company serves as lead lender and services the participation interests for other participating lenders are not included in the accompanying balance sheets. The unpaid principal balances of these loans were approximately $4,937,000 and $5,961,000 at September 30, 2025 and March 31, 2025, respectively.

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

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months and six months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, 2025
		Provision
		for
	Balance	(recovery of)			Balance
	June 30, 2025	credit losses	Charge-offs	Recoveries	September 30, 2025
Loans:
Real estate loans:
Residential	$398,495	$16,794	$—	$—	$415,289
Multi-family	6,912	(518)	—	—	6,394
Commercial	397,174	(10,118)	—	—	387,056
Construction and land	32,563	(1,491)	—	—	31,072
Home equity line of credit (HELOC)	24,849	3,402	—	—	28,251
Commercial and industrial	35,755	15,516	—	—	51,271
Consumer	38,817	(6,211)	—	—	32,606

Total loans	934,565	17,374	—	—	951,939

Off-balance sheet commitments	75,300	(6,430)	—	—	68,870

Total allowance for credit losses	$1,009,865	$10,944	$—	$—	$1,020,809

	Three Months Ended September 30, 2024
		Provision
		for
		(recovery
	Balance	of)			Balance
	June 30, 2024	credit losses	Charge-offs	Recoveries	September 30, 2024
Real estate loans:
Residential	$375,091	523	$—	$—	$375,614
Multi-family	8,013	(940)	—	—	7,073
Commercial	337,171	(6,373)	—	—	330,798
Construction and land	49,630	11,511	—	—	61,141
Home equity line of credit (HELOC)	22,451	(3,126)	—	—	19,325
Commercial and industrial	40,625	5,641	—	721	46,987
Consumer	37,837	(3,757)	—	300	34,380

Total loans	$870,818	$3,479	$—	$1,021	$875,318

Off-balance sheet commitments	74,000	(18,203)	—	—	55,797

Total allowance for credit losses	$944,818	$(14,724)	$—	$1,021	$931,115

	Six Months Ended September 30, 2025
		Provision
		for
	Balance	(recovery of)			Balance
	March 31, 2025	credit losses	Charge-offs	Recoveries	September 30, 2025
Loans:
Real estate loans:
Residential	$377,680	$37,609	$—	$—	$415,289
Multi-family	7,254	(860)	—	—	6,394
Commercial	337,338	49,718	—	—	387,056
Construction and land	38,483	(7,411)	—	—	31,072
Home equity line of credit (HELOC)	23,949	4,302	—	—	28,251
Commercial and industrial	39,307	11,964	—	—	51,271
Consumer	29,021	3,585	—	—	32,606

Total loans	853,032	98,907	—	—	951,939

Off-balance sheet commitments	76,445	(7,575)	—	—	68,870

Total allowance for credit losses	$929,477	$91,332	$—	$—	$1,020,809

	Six Months Ended September 30, 2024
		Provision
		for
		(recovery
	Balance	of)			Balance
	March 31, 2024	credit losses	Charge-offs	Recoveries	September 30, 2024
Real estate loans:
Residential	$394,445	$(18,831)	$—	$—	$375,614
Multi-family	—	7,073	—	—	7,073
Commercial	333,596	(2,798)	—	—	330,798
Construction and land	46,672	14,469	—	—	61,141
Home equity line of credit (HELOC)	—	19,325	—	—	19,325
Commercial and industrial	41,764	3,579	—	1,644	46,987
Consumer	38,978	(5,298)	—	700	34,380

Total loans	855,455	17,519	—	2,344	875,318

Off-balance sheet commitments	56,091	(294)	—	—	55,797

Total allowance for credit losses	$911,546	$17,225	$—	$2,344	$931,115

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans and consumer loans, by class at September 30, 2025 and March 31, 2025, follows:

	Term Loans Amortized Cost Basis by Origination Year
	At September 30, 2025
	2026	2025	2024	2023	2022	Prior	Total
Multi-family
Risk rating:
Pass	$—	$490,320	$—	$—	$—	$870,252	$1,360,572
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$—	$490,320	$—	$—	$—	$870,252	$1,360,572

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$1,153,011	$1,894,762	$4,401,757	$2,652,069	$6,344,885	$5,926,293	$22,372,777
Special Mention	—	—	—	—	—		—
Substandard	—	—	—	—	—	1,370,877	1,370,877
Doubtful	—	—	—	—	—	—	—
Total	$1,153,011	$1,894,762	$4,401,757	$2,652,069	$6,344,885	$7,297,170	$23,743,654

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$445,093	1,186,810	$352,716	$57,371	$—	$—	$2,041,990
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$445,093	$1,186,810	$352,716	$57,371	$—	$—	$2,041,990

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$1,002,290	$1,568,444	$469,911	$438,469	$13,169	$2,036,398	$5,528,681
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	161,833	10,936	—	—	172,769
Doubtful	—	—	—	—	—	—	—
Total	$1,002,290	$1,568,444	$631,744	$449,405	$13,169	$2,036,398	$5,701,450

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	At March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Multi-family
Risk rating:
Pass	$496,289	$—	$—	$—	$245,382	$857,250	$1,598,921
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$496,289	$—	$—	$—	$245,382	$857,250	$1,598,921

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$1,828,141	$4,459,310	$2,713,003	$6,474,191	$1,208,474	$7,175,915	$23,859,034
Special Mention	—	—	—	—	—	329,190	329,190
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,828,141	$4,459,310	$2,713,003	$6,474,191	$1,208,474	$7,505,105	$24,188,224

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$2,216,911	$230,925	$62,268	$—	$—	$—	$2,510,104
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,216,911	$230,925	$62,268	$—	$—	$—	$2,510,104

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$737,986	$554,813	$232,337	$22,721	$192,147	$2,139,297	$3,879,301
Special Mention	48,573	—	263,397	—	—	64,369	376,339
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$786,559	$554,813	$495,734	$22,721	$192,147	$2,203,666	$4,255,640

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
	At September 30, 2025
	2026	2025	2024	2023	2022	Prior	Total
Residential real estate
Payment performance
Performing	$4,543,043	$5,793,613	$5,980,976	$13,139,867	$22,362,953	$19,484,832	$71,305,284
Nonperforming	—	—	—	286,884	—	129,899	416,783
Total	$4,543,043	$5,793,613	$5,980,976	$13,426,751	$22,362,953	$19,614,731	$71,722,067

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$1,156,090	$761,880	$768,454	$1,510,076	$236,487	$577,812	$5,010,799
Nonperforming	—	—	90,088	23,846	—	—	113,934
Total	$1,156,090	$761,880	$858,542	$1,533,922	$236,487	$577,812	$5,124,733

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$269,003	$214,211	$324,390	$301,391	$77,103	$39,356	$1,225,454
Nonperforming	—	—	77,425	1,863	—	—	79,288
Total	$269,003	$214,211	$401,815	$303,254	$77,103	$39,356	$1,304,742

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	At March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential real estate
Payment performance
Performing	$5,843,462	5,880,218	$13,932,210	$22,841,159	$9,558,563	$11,426,475	$69,482,087
Nonperforming	—	—	289,886	—	129,899	—	419,785
Total	$5,843,462	$5,880,218	$14,222,096	$22,841,159	$9,688,462	$11,426,475	$69,901,872

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$817,049	$763,590	$1,738,174	$222,077	$236,949	$513,280	$4,291,119
Nonperforming	—	91,783	—	—	22,106	—	113,889
Total	$817,049	$855,373	$1,738,174	$222,077	$259,055	$513,280	$4,405,008

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$268,821	$394,604	$376,961	$115,317	$1,338	$50,897	$1,207,938
Nonperforming	—	81,925	—	—	—	—	81,925
Total	$268,821	$476,529	$376,961	$115,317	$1,338	$50,897	$1,289,863

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three and six months ended September 30, 2025 and the year ended March 31, 2025.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2025 and March 31, 2025:

	September 30, 2025
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days Past Due &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$—	$—	$129,899	$129,899	$71,592,168	$71,722,067	$—
Multi-family	—	—	—	—	1,360,572	1,360,572	—
Commercial	—	—	—	—	23,743,654	23,743,654	—
Construction and land	—	—	—	—	2,041,990	2,041,990	—
Home equity line of credit (HELOC)	—	—	23,846	23,846	5,100,887	5,124,733	—
Commercial and industrial	—	—	—	—	5,701,450	5,701,450	—
Consumer	6,504	—	—	6,504	1,298,238	1,304,742	—

Total	$6,504	$—	$153,745	$160,249	$110,838,959	$110,999,208	$—

	March 31, 2025
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days Past Due &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$—	$—	$—	$—	$69,901,872	$69,901,872	$—
Multi-family	—	—	—	—	1,598,921	1,598,921	—
Commercial	—	—	—	—	24,188,224	24,188,224	—
Construction and land	—	—	—	—	2,510,104	2,510,104	—
Home equity line of credit (HELOC)	—	—	—	—	4,405,008	4,405,008	—
Commercial and industrial	—	—	—	—	4,255,640	4,255,640	—
Consumer	—	—	—	—	1,289,863	1,289,863	—

Total	$—	$—	$—	$—	$108,149,632	$108,149,632	$—

The following table presents the amortized cost basis and collateral type of collateral dependent loans by class as of September 30, 2025 and March 31, 2025:

	Personal	Real	Business
September 30, 2025	assets	estate	assets	Total
Real estate loans:
Residential	$—	$416,783	$—	$416,783
Multi-family	—	—	—	—
Commercial	—	1,370,877	—	1,370,877
Construction and land	—	—	—	—
Home equity line of credit (HELOC)	—	113,934	—	113,934
Commercial and industrial	—	—	449,316	449,316
Consumer	77,425	—	—	77,425

	$77,425	$1,901,594	$449,316	$2,428,335

		Real	Business
March 31, 2025		estate	assets	Total
Real estate loans:
Residential		$—	$—	$—
Multi-family		—	—	—
Commercial		329,190	—	329,190
Construction and land		—	—	—
Home equity line of credit (HELOC)		—	—	—
Commercial and industrial		—	362,943	362,943
Consumer		—	—	—

		$329,190	$362,943	$692,133

Nonaccrual loans were as follow at September 30, 2025 and March 31, 2025:

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
September 30, 2025	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$129,899	$286,884	$416,783
Home equity line of credit (HELOC)	23,846	90,088	113,934
Commercial and industrial	10,936	—	10,936
Consumer	1,863	77,425	79,288
Total nonaccrual loans	$166,544	$454,397	$620,941

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
March 31, 2025	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$419,785	$—	$419,785
Home equity line of credit (HELOC)	113,889	—	113,889
Commercial and industrial	13,397	—	13,397
Consumer	81,925	—	81,925
Total nonaccrual loans	$628,996	$—	$628,996

No loans were modified during the three- or six-month period ended September 30, 2025. There was one commercial and industrial loan of $49,000, or 1.2%, of total commercial and industrial loans, modified for a borrower experiencing financial difficulties during the three- and six-months ended September 30, 2024. This modification increased the loan balance from $30,000 to $52,000 and extended the loan term by 3 years. The loan was performing at September 30, 2025.

Note 4:Time Deposits

Time deposits in denominations of $250,000 or more were approximately $7,418,000 and $6,745,000 at September 30, 2025 and March 31, 2025, respectively.

At September 30, 2025, the scheduled maturities of time deposits were as follows:

September 30,
2025
Within one year	$31,523,065
One year to two years	2,314,482
Two years to three years	314,588
Three years to four years	610,550
Four years to five years	791,360
Thereafter	272,020
$35,826,065

At September 30, 2025 and March 31, 2025, the Company had one significant customer deposit account with a total deposit balance of approximately $7,198,000 and $11,139,000, respectively.

Note 5:Borrowings

Federal Home Loan Bank (FHLB) advances consisted of the following as of September 30, 2025 and March 31, 2025:

	September 30, 2025		March 31, 2025
	Interest		Interest
	Rate	Amount	Rate	Amount
Scheduled to mature year ending March 31,
2026	4.26%	$11,142,000	4.90%	$1,000,000
2026			4.51	8,972,000
		$11,142,000		$9,972,000

The Company has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Company and a blanket pledge of approximately $69,898,000 and $68,884,000 of its qualifying mortgage assets as of September 30, 2025 and March 31, 2025, respectively. Based on this collateral, the Company was eligible to borrow up to a total of approximately $36,888,000 and $35,379,000 as of September 30, 2025 and March 31, 2025, respectively.

Maturities of FHLB advances were as follows at September 30, 2025:

September 30,
2025
Within one year	$11,142,000

The Company had an available line of credit with the Federal Reserve Bank totaling $5,545,000 and $6,706,000 at September 30, 2025 and March 31, 2025, respectively. The line of credit was collateralized by a pledge of certain commercial loans totaling $10,924,000 and $13,290,000 as of September 30, 2025 and March 31, 2025, respectively. The Company had no outstanding borrowings on this line at September 30, 2025 and March 31, 2025.

The Company also has an available line of credit with United Bankers Bank totaling $5,000,000 and $4,976,000 at September 30, 2025 and March 31, 2025, respectively. The Company had no outstanding borrowings on this line at September 30, 2025 and March 31, 2025.

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

Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $7,024 and $14,602 for the three and six month periods ended September 30, 2025. At September 30, 2025, there were 1,843 shares allocated to participants,1,382 shares committed to be released and 33,626 unallocated shares. The fair value of unallocated ESOP shares totaled approximately $400,500 at September 30, 2025.

Note 7:Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings (loss) per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the three or six month periods ended September 30, 2025.

	Three months ended		Six months ended
	September 30,		September 30,
	2025		2025

Net Loss		$(93,503)		$(228,615)

Weighted-average shares issued		526,438		526,438
Less weighted-average unearned ESOP shares		33,844		34,077
Weighted-average shares outstanding		492,594		492,361

Loss per share - basic and diluted	S	(0.19)	S	(0.46)

Note 8:Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-

sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

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

The Bank elected to begin using the CBLR during the quarter ended December 31, 2024. The Bank’s CBLR was 9.7% and 10.0% as of September 30, 2025 and March 31, 2025, respectively.

As of September 30, 2025, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed this category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and March 31, 2025:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
U.S. Government agencies	$2,820,291	$—	$2,820,291	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	9,025,913	—	9,025,913	—
State and political subdivisions	10,467,692	—	10,467,692	—
Time deposits	695,254	—	695,254	—

March 31, 2025
U.S. Government agencies	$2,753,912	$—	$2,753,912	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	9,511,736	—	9,511,736	—
State and political subdivisions	10,199,529	—	10,199,529	—
Time deposits	678,015	—	678,015	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the six months ended September 30, 2025 and the year ended March 31, 2025.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Collateral dependent loans	$1,758,487	$—	$—	$1,758,487

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
September 30, 2025
Collateral dependent loans	$1,758,487	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 25% (23%)

The collateral dependent loans had a carrying value of $1,869,277. An allowance balance of $110,790 was recorded to write down the loans to fair value.

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

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets as of September 30, 2025 and March 31, 2025 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Cash and cash equivalents	$2,718,939	$2,718,939	$2,718,939	$—	$—
Loans, net	109,760,906	104,468,811	—	—	104,468,811
Restricted stock	875,000	875,000	—	875,000	—
Bank owned life insurance	3,667,873	3,667,873	3,667,873	—	—
Accrued interest receivable	493,806	493,806	493,806	—	—

Financial liabilities:
Deposits	122,463,637	111,611,000	75,964,065	—	35,646,935
FHLB advances	11,142,000	11,155,000	—	—	11,155,000
Accrued interest payable	45,020	45,020	45,020	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$2,077,767	$2,077,767	$2,077,767	$—	$—
Loans, net	106,996,088	100,574,741	—	—	100,574,741
Restricted stock	836,600	836,600	—	836,600	—
Bank owned life insurance	3,605,191	3,605,191	3,605,191	—	—
Accrued interest receivable	469,009	469,009	469,009	—	—

Financial liabilities:
Deposits	120,664,190	108,815,000	75,356,185	—	33,458,815
FHLB advances	9,972,000	9,987,000	—	—	9,987,000
Accrued interest payable	35,627	35,627	35,627	—	—

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

Comparison of Financial Condition at September 30, 2025 and March 31, 2025

Total Assets. Total assets were $147.6 million at September 30, 2025, an increase of $3.3 million, or 2.3%, from $144.3 at March 31, 2025. The increase was due primarily to an increase in net loans of $2.8 million and, to a lesser degree, an increase in cash and cash equivalents of $641,000.

Cash and Cash Equivalents. Cash and cash equivalents increased $641,000, or 30.5%, to $2.7 million at September 30, 2025 from $2.1 million at March 31, 2025. The increase was due primarily to an increase in deposits during the six months ended September 30, 2025, which was partially offset by the use of cash to fund loan demand.

Investment Securities. Investment securities available for sale decreased $134,000, or 0.6%, to $23.0 million at September 30, 2025, from $23.1 million at March 31, 2025. The decrease was primarily attributable to repayments of securities totaling $708,000 during the six months ended September 30, 2025, which was partially offset by a decrease of $640,000, or 12.5%, in the unrealized loss on available for sale securities during the six months ended September 30, 2025.

Net Loans. Net loans increased $2.8 million, or 2.6%, to $109.8 million at September 30, 2025 from $107.0 million at March 31, 2025. During the six months ended September 30, 2025, loan originations totaled $11.1 million, comprised primarily of $4.2 million of loans secured by one- to four-family residential real estate, $2.3 million of commercial and industrial loans, $1.7 million of construction and land loans, $1.5 million in home equity loans, and $1.2 million of commercial real estate loans. Consumer loan originations totaled $277,000, of which $142,000 were auto loans.

During the six months ended September 30, 2025, residential real estate loans increased $1.8 million, or 2.6%, to a total of $71.7 million at September 30, 2025, commercial and industrial loans increased $1.4 million, or 34.0%, to a total of $5.7 million, home equity lines of credit increased $720,000, or 16.3%, to $5.1 million at September 30, 2025 and consumer loans increased $15,000, or 1.2%, to $1.3 million at September 30, 2025. These increases were partially offset by a decrease in construction and land loans of $468,000, or 18.6%, to $2.0 million at September 30, 2025, a decrease in commercial residential loans of $445,000, or 1.8%, to $23.7 million at September 30, 2025, and a decrease in multi-family loans of $238,000, or 14.9%, to $1.4 million at September 30, 2025.

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

Deposits. Deposits increased by $1.8 million, or 1.5%, to $122.5 million at September 30, 2025 from $120.7 million at March 31, 2025. Core deposits (defined as all deposits other than certificates of deposit) decreased $254,000, or 0.3%, to $86.6 million at September 30, 2025 from $86.9 million at March 31, 2025. Certificates of deposit increased $2.0 million, or 6.0%, to $35.8 million at September 30, 2025 from $33.8 million at March 31, 2025. The decrease in core deposits was due primarily to a $3.9 million decrease in the account held by a significant commercial customer whose account balance fluctuates routinely in the normal course of its business. This decrease was mostly offset by a $2.9 million increase in savings and money market accounts. The increase in certificates of deposit was due primarily to our offering of CD specials to maintain our current deposit base and attract new deposits.

During the six months ended September 30, 2025, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $11.1 million at September 30, 2025, an increase of $1.1 million, or 11.0%, from the $10.0 million balance at March 31, 2025. The increase in advances was a result of funding loan growth during the six months ending September 30, 2025.

Stockholders’ Equity. Stockholders’ equity increased $292,000, or 2.4%, to $12.4 million at September 30, 2025, from $12.1 million at March 31, 2025. The increase was due primarily to a decrease of $506,000 in the tax-effected unrealized loss on available for sale securities at September 30, 2025, which was partially offset by a net operating loss of $229,000 during the six month period ending September 30, 2025.

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

	For the Three Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$1,860	$25	5.38%	$2,047	$24	4.69%
Available-for-sale securities	27,710	119	1.72	29,808	125	1.68
Loans	110,220	1,403	5.09	109,719	1,315	4.79
Total interest-earning assets	139,790	1,547	4.43	141,574	1,464	4.14
Noninterest earning assets	7,896			8,003
Allowance for credit losses	(935)			(872)
Total assets	$146,751			$148,705

Interest-bearing liabilities:
Interest-bearing demand accounts	$26,654	2	0.03%	$33,684	2	0.02%
Savings accounts	21,524	31	0.58	19,234	6	0.12
Money market accounts	31,509	138	1.75	28,912	101	1.40
Certificates of deposit	35,146	331	3.77	36,278	359	3.96
Total interest-bearing deposits	114,833	502	1.75	118,108	468	1.58
Federal Home Loan Bank advances	10,247	117	4.57	11,168	151	5.41
Federal funds purchased	128	2	6.25	70	1	5.71
Total interest-bearing liabilities	125,208	621	1.98	129,346	620	1.92
Noninterest-bearing demand deposits	7,474			8,274
Other noninterest-bearing liabilities	2,012			2,711
Total liabilities	134,694			140,331
Total stockholders' equity	12,057			8,374
Total liabilities and stockholders' equity	146,751			148,705
Net interest income		$926			$844
Net interest rate spread (1)			2.45%			2.22%
Net interest-earning assets (2)	$14,582			$12,228
Net interest margin (3)			2.65%			2.38%
Average interest-earning assets to interest-bearing liabilities	111.65%			109.45%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income annualized divided by average total interest-earning assets.

	For the Six Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$1,766	$50	5.66%	$3,699	$112	6.06%
Available-for-sale securities	27,900	239	1.71	30,160	250	1.66
Loans	109,129	2,759	5.06	109,462	2,591	4.73
Total interest-earning assets	138,795	3,048	4.39	143,321	2,953	4.12
Noninterest earning assets	7,861			7,578
Allowance for credit losses	(895)			(864)
Total assets	$145,761			$150,035

Interest-bearing liabilities:
Interest-bearing demand accounts	$27,416	4	0.03%	$36,613	4	0.02%
Savings accounts	21,409	52	0.49	18,987	9	0.09
Money market accounts	29,952	263	1.76	29,202	172	1.18
Certificates of deposit	34,732	658	3.79	38,073	749	3.93
Total interest-bearing deposits	113,509	977	1.72	122,875	934	1.52
Federal Home Loan Bank advances	10,176	234	4.60	7,373	191	5.18
Federal funds purchased	142	3	4.23	55	2	7.27
Total interest-bearing liabilities	123,827	1,214	1.96	130,303	1,127	1.73
Noninterest-bearing demand deposits	7,683			8,211
Other noninterest-bearing liabilities	2,172			3,019
Total liabilities	133,682			141,533
Total stockholders' equity	12,079			8,502
Total liabilities and stockholders' equity	145,761			150,035
Net interest income		$1,834			$1,826
Net interest rate spread (1)			2.43%			2.39%
Net interest-earning assets (2)	$14,968			$13,018
Net interest margin (3)			2.64%			2.55%
Average interest-earning assets to interest-bearing liabilities	112.09%			109.99%

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

	Three Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease)		Total
	Due to:		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Other interest-earning assets	$(3)	$4	$1
Available-for-sale securities	(9)	3	(6)
Loans	6	82	88
Total interest-earning assets	(6)	89	83

Interest-bearing liabilities:
Interest-bearing demand accounts	—	—	—
Savings accounts	2	23	25
Money market accounts	9	28	37
Certificates of deposit	(11)	(17)	(28)
Total deposits	—	34	34
Federal Home Loan Bank advances	(11)	(23)	(34)
Fed funds purchased	1	—	1
Total interest-bearing liabilities	(10)	11	1

Change in net interest income	$4	$78	$82

	Six Months Ended September 30,
	2025 vs. 2024
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Other interest-earning assets	$(55)	$(7)	$(62)
Investment securities	(19)	8	(11)
Loans	(8)	176	168
Total interest-earning assets	(82)	177	95

Interest-bearing liabilities:
Interest-bearing demand	(1)	1	-
Savings accounts	3	40	43
Money market	4	87	91
Certificates of deposit	(64)	(27)	(91)
Total deposits	(58)	101	43
Federal Home Loan Bank advances	61	(18)	43
Federal funds purchased	2	(1)	1
Total interest-bearing liabilities	5	82	87

Change in net interest income	$(87)	$95	$8

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. The Company reported a net loss of $94,000 for the three months ended September 30, 2025, an $8,000 increase from the net loss of $86,000 for the three months ended September 30, 2024. The increase in the net loss was primarily due to a $128,000, or 12.0%, increase in noninterest expense and an increase of $26,000, or 173.3% in the provision for credit losses, which was partially offset by an $82,000, or 9.7%, increase in net interest income and a $56,000, or 66.5%, increase in noninterest income.

Interest Income. Interest income increased $83,000 or 5.7%, for the three months ended September 30, 2025 and totaled $1.5 million for both three month periods ended September 30, 2025 and September 30, 2024. This increase was primarily attributable to a $88,000, or 6.7%, increase in loan interest income and a $1,000, or 4.2%, increase in interest on interest-bearing deposits and other interest-bearing assets. This was partially offset by a $6,000, or 4.8%, decrease in interest on investment securities.

The average yield on loans increased by 30 basis points to 5.09% for the three months ended September 30, 2025 from 4.79% for the three months ended September 30, 2024, while the average balance of loans increased by $501,000, or 0.5%, during the three months ended September 30, 2025 compared to the average balance for the three months ended September 30, 2024. The increase in average yield on loans reflects the increase in the market interest rate environment period-to-period. The increases in market interest rates have provided higher yields on newly originated loans, as well as the Company’s adjustable-rate loans, which have adjusted upward.

The average balance of investment securities decreased $2.1 million, or 7.0%, to $27.7 million for the three months ended September 30, 2025 from $29.8 million for the three months ended September 30, 2024, while the average yield on investment securities increased by four basis points to 1.72% for the three months ended September 30, 2025 from 1.68% for the three months ended September 30, 2024.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, increased $1,000, or 4.2%, for the three months ended September 30, 2025 due to a decrease in the average balance of $187,000, or 9.1%, for the three month period ended September 30, 2025, which was partially offset by an increase in the yield of 69 basis points, to 5.38%, for the three month period ended September 30, 2025 from 4.69% for the three months ended September 30, 2024.

Interest Expense. Total interest expense increased $1,000, or 0.2%, to $621,000 for the three months ended September 30, 2025 from $620,000 for the three months ended September 30, 2024. Interest expense on deposits increased $34,000, or 7.3%, due primarily to an increase of 17 basis points in the average cost of deposits to 1.75% for the three months ended September 30, 2025 from 1.58% for the three months ended September 30, 2024, which was offset by a decrease of $3.3 million, or 2.8%, in the average balance of interest-bearing deposits to $114.8 million for the three months ended September 30, 2025 from $118.1 million for the three months ended September 30, 2024.

Interest expense on borrowings decreased $33,000, or 21.7%, to $119,000 for the three months ended September 30, 2025 compared to $152,000 for the three months ended September 30, 2024. The decrease was due to a $863,000, or 7.7%, decrease in the average balance outstanding, to $10.4 million for the three months ended September 30, 2025 from $11.2 million for the three months ended September 30, 2024, and an 82 basis point decrease in the weighted-average rate, to 4.59% ,for the three months ended September 30, 2025 compared to 5.41% for the three months ended September 30, 2024.

Net Interest Income. Net interest income increased $82,000, or 9.7%, to $926,000 for the three months ended September 30, 2025 compared to $844,000 for the three months ended September 30, 2024. The increase reflected an increase in the interest rate spread to 2.45% for the three months ended September 30, 2025 from 2.22% for the three months ended September 30, 2024, while the average net interest earning assets increased $2.4 million period-to-period. The net interest margin increased to 2.65% for the three months ended September 30, 2025 from 2.38% for the three months ended September 30, 2024.

Provision for (Recovery of) Credit Losses. The Company recorded an increase in the provision for credit losses of $26,000, or 173.3%, for the three months ended September 30, 2025, to a provision for credit losses of $11,000 compared to a recovery of credit losses of $15,000 recorded for the three months ended September 30, 2024. The allowance for credit losses on loans was $952,000 at September 30, 2025, an increase of $99,000, or 11.6%, over the $853,000 total at March 31, 2025. The allowance for credit losses on off-balance sheet commitments was $69,000 at September 30, 2025, a decrease of $7,000, or 9.2%, over the $76,000 total at March 31, 2025. The allowance for credit losses on loans represented 0.86% of total loans at September 30, 2025 and 0.79% at March 31, 2025.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company’s nonaccrual loans totaled $621,000 at September 30, 2025, compared to $629,000 in nonaccrual loans at March 31, 2025. Classified loans totaled $2.2 million at September 30, 2025, compared to $128,000 at March 31, 2025. Total loans past due greater than 30 days were $160,000 at September 30, 2025 compared to no loans past due greater than 30 days at March 31, 2025.

The allowance for credit losses reflects the estimate management believes to be adequate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2025 and March 31, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $141,000 for the three months ended September 30, 2025, an increase of $56,000, or 65.9%, from $85,000 for the three months ended September 30, 2024. The increase was attributable primarily to a $44,000, or 550.0%, increase in other income from the recoupment of legal fees and fees received from a previously charged-off loan customer, an increase of $7,000, or 233.3%, in late charges and fees on loans, a $4,000 or 14.3%, increase in the cash surrender value of life insurance and a $3,000, or 7.1%, increase in service fees on deposits, which was partially offset by a $1,000, or 25.0%, decrease in loan servicing fees.

Noninterest Expense. Noninterest expense increased $128,000, or 12.0%, to $1.2 million for the three months ended September 30, 2025, compared to $1.1 million for the three months ended September 30, 2024. The increase was due primarily to a $79,000, or 192.7%, increase in professional services, a $35,000, or 30.8%, increase in other noninterest expense, and a $25,000, or 18.3%, increase in data processing fees. This was partially offset by a $20,000, or 3.6%, decrease in salaries and employee benefits expense.

The increase in professional services was due primarily to an increase of $68,000 in accounting and auditing fees during the three month period ending September 30, 2025 compared to the three month period ending September 30, 2024. The increase reflects additional audit requirements associated with the Company’s public company status. The increase in other noninterest expense was primarily due to additional recurring expenses from the stock conversion, mainly SEC reporting costs, and expenses incurred for the Bank’s 125th anniversary celebration.

Income Taxes. The Company’s income tax benefit increased by $8,000, or 23.6%, with a benefit provision of $42,000 for the three months ended September 30, 2025, compared to a benefit provision of $34,000 the three months ended September 30, 2024. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

Comparison of Operating Results for the Six Months Ended September 30, 2025 and 2024

General. The Company reported a net loss of $229,000 for the six months ended September 30, 2025, a $27,000 increase from the net loss of $202,000 for the six months ended September 30, 2024. The increase in the net loss was primarily due to a $74,000, or 435.2%, increase in the provision for credit losses and a $35,000, or 1.6%, increase in noninterest expense, which was partially offset by a $59,000, or 34.1%, increase in noninterest income and an $8,000, or 0.4%, increase in net interest income.

Interest Income. Interest income increased $95,000 or 3.2%, for the six months ended September 30, 2025 and totaled $3.0 million for both six month periods ended September 30, 2025 and 2024. This increase was primarily attributable to a $168,000, or 6.5%, increase in loan interest income. This was partially offset by a $62,000, or 55.3%, decrease in interest on interest-bearing deposits and other assets and an $11,000, or 4.4%, decrease in interest on investment securities.

The average yield on loans increased by 33 basis points to 5.06% for the six months ended September 30, 2025 from 4.73% for the six months ended September 30, 2024, while the average balance of loans decreased by $333,000, or 0.3%, during the six months ended September 30, 2025 compared to the average balance for the six months ended September 30, 2024. The increase in average yield on loans reflects the increase in the market interest rate environment period-to-period. The increases in market interest rates have provided higher yields on newly originated loans, as well as the Company’s adjustable-rate loans, which have adjusted upward.

The average balance of investment securities decreased $2.3 million, or 7.6%, to $27.9 million for the six months ended September 30, 2025 from $30.2 million for the six months ended September 30, 2024, while the average yield on investment securities increased by five basis points to 1.71% for the six months ended September 30, 2025 from 1.66% for the six months ended September 30, 2024.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, decreased $62,000, or 55.4%, for the six months ended September 30, 2025 due to a decrease in the average yield of 40 basis points, to 5.66% for the six month ended September 30, 2025 from 6.06% for the six months ended September 30, 2024, and a decrease in the average balance of $1.9 million, or 51.4%, to $1.8 million for the six months ended September 30, 2025 from $3.7 million for the six months ended September 30, 2024.

Interest Expense. Total interest expense increased $87,000 or 7.7%, to $1.2 million for the six months ended September 30, 2025 from $1.1 million for the six months ended September 30, 2024. Interest expense on deposits increased $43,000, or 4.6%, due primarily to an increase of 20 basis points in the average cost of deposits to 1.72% for the six months ended September 30, 2025 from 1.52% for the six months ended September 30, 2024, which was offset by a decrease of $9.4 million, or 7.7%, in the average balance of interest-bearing deposits to $113.5 million for the six months ended September 30, 2025 from $122.9 million for the six months ended September 30, 2024.

Interest expense on borrowings increased $44,000, or 22.8%, to $237,000 for the six months ended September 30, 2025 compared to $193,000 for the six months ended September 30, 2024. The increase was due to a $2.9 million, or 39.2%, increase in the average balance outstanding, to $10.3 million for the six months ended September 30, 2025 from $7.4 million for the six months ended September 30, 2024, which was offset by a 61 basis point decrease in the weighted-average rate, to 4.59% for the six months ended September 30, 2025 compared to 5.20% for the six months ended September 30, 2024.

Net Interest Income. Net interest income increased $8,000, or 0.4%, and was $1.8 million for both six month periods ended September 30, 2025 and 2024. The increase reflected an increase in the interest rate spread to 2.43% for the six months ended September 30, 2025 from 2.39% for the six months ended September 30, 2024, while the average net interest earning assets increased $2.0 million period-to-period. The net interest margin increased to 2.64% for the six months ended September 30, 2025 from 2.55% for the six months ended September 30, 2024.

Provision for (Recovery of) Credit Losses. The Company recorded an increase in the provision for credit losses of $74,000, or 435.3%, for the six months ended September 30, 2025, to a provision for credit losses of $91,000 compared to a provision for credit losses of $17,000 recorded for the six months ended September 30, 2024. The allowance for credit losses on loans was $952,000 at September 30, 2025, an increase of $99,000, or 11.6%, over the $853,000 total at March 31, 2025. The allowance for credit losses on off-balance sheet commitments was $69,000 at September 30, 2025, a decrease of $7,000, or 9.2%, over the $76,000 total at March 31, 2025. The allowance for credit losses on loans represented 0.86% of total loans at September 30, 2025 and 0.79% at March 31, 2025.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company’s nonaccrual loans totaled $621,000 at September 30, 2025, compared to $629,000 in nonaccrual loans at March 31, 2025. Classified loans totaled $2.2 million at September 30, 2025, compared to $128,000 at March 31, 2025. Total loans past due greater than 30 days were $160,000 at September 30, 2025 compared to no loans past due greater than 30 days at March 31, 2025.

The allowance for credit losses reflects the estimate management believes to be adequate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2025 and March 31, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $232,000 for the six months ended September 30, 2025, an increase of $59,000, or 34.1%, from $173,000 for the six months ended September 30, 2024. The increase was attributable primarily to a $44,000, or 275.0%, increase in other income from the recoupment of legal fees and fees received from a previously charged-off loan customer, an increase of $10,000, or 200.0%, in late charges and fees on loans and a $7,000, or 14.5%, increase in the cash surrender value of life insurance, which was partially offset by a $2,000, or 24.6%, decrease in loan servicing fees and a $1,000, or 1.2%, decrease in service fees on deposits.

Noninterest Expense. Noninterest expense increased $35,000, or 1.5%, and was $2.3 million for both six month periods ended September 30, 2025 and 2024. The increase was due primarily to a $46,000, or 20.9%, increase in other expenses, primarily due which was mainly due to increased auditing and accounting fees as a result of the stock conversion, a $33,000, or 12.6%, increase in data processing fees and a $13,000, or 37.2%, increase in franchise taxes. This was partially offset by a $29,000, or 2.6%, decrease in salaries and employee benefits expense, a $10,000, or 4.7%, decrease in professional services and a $9,000, or 19.9%, decrease in FDIC insurance premiums.

The increase in other expenses was primarily due to additional recurring expenses from the stock conversion, mainly SEC reporting costs, and expenses incurred for the Bank’s 125th anniversary celebration in downtown Tipp City.

Income Taxes. The Company’s income tax benefit increased by $15,000, or 19.6%, with a benefit provision of $92,000 for the six months ended September 30, 2025, compared to a benefit provision of $77,000 the six months ended September 30, 2024. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

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

We maintain uninsured deposits that exceed the Federal Deposit Insurance Corporation insurance limit. Senior management reviews uninsured deposit balances monthly to manage any risks due to fluctuations in the balances of uninsured deposits. We do not maintain any internal policy limits on concentrations in uninsured deposits in total or by type of depositor. We may accept brokered deposits up to an internal policy limit of 15% of total assets from brokers approved by the board of directors. Before a broker is approved by the board of directors, we conduct financial analysis and due diligence on the broker. We had no brokered deposits at September 30, 2025.

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

The following table sets forth, as of September 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within the policy limits established by our board of directors except that the decrease in EVE at the positive 200 and 300 basis point levels exceeded policy limits of 15% and 25%, respectively.

At September 30, 2025
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
		(Decrease) in			Increase
		EVE			(Decrease)
Change in Interest	Estimated				(basis
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)

		(Dollars in thousands)
300	$12,353	$(6,781)	(35.44)%	9.61%	(372)
200	$14,713	$(4,421)	(23.11)%	11.03%	(230)
100	$17,515	$(1,618)	(8.46)%	12.65%	(68)
Level	$19,133	—	—%	13.33%	—
(100)	$20,306	$1,173	6.13%	13.67%	34
(200)	$21,032	$1,899	9.92%	13.73%	40
(300)	$20,851	$1,718	8.98%	13.26%	(6)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2025, we would have experienced a 23.11% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 9.92% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The table sets forth, as of September 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At September 30, 2025
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
300	$3,373	(10.44)%
200	$3,535	(6.13)%
100	$3,723	(1.13)%
Level	$3,766	—
(100)	$3,796	0.82%
(200)	$3,799	0.87%
(300)	$3,784	0.49%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.

The table above indicates that as of September 30, 2025, we would have experienced a 6.13% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.87% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rate.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and a correspondent bank. At September 30, 2025, we had the ability to borrow up to $48.0 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At September 30, 2025, we had $11.1 million of outstanding advances under this facility. At September 30, 2025, we had no outstanding borrowings from the Federal Reserve Bank of Cleveland, but had the capacity to borrow up to $5.5 million. At September 30, 2025, we had no outstanding borrowings from the correspondent bank, but had the capacity to borrow up to $5.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the six month period ended September 30, 2025, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $641,000. Net cash used in operating activities amount to $110,000, net cash used in investing activities amounted to $2.2 million, and net cash provided by financing activities amounted to $3.0 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Monroe Federal Bancorp is a separate legal entity from Monroe Federal Savings and Loan Association Bank and must provide for its own liquidity to fund its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Monroe Federal Bancorp is governed by applicable regulations. At September 30, 2025, Monroe Federal Bancorp (on an unconsolidated basis) had liquid assets of $1.5 million.

At September 30, 2025, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 6 to the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements. At September 30, 2025, we had $14.1 million of outstanding commitments, consisting of $300,000 in commitments to originate loans and $13.8 million of undisbursed funds on previously originated loans. At September 30, 2025, certificates of deposit that are scheduled to mature on or before September 30, 2026, totaled $31.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

MONROE FEDERAL BANCORP, INC.

/s/ Lewis R. Renollet
Date: November 12, 2025	Lewis R. Renollet
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 12, 2025	/s/ Lisa M. Bird
Lisa M. Bird
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer