Form 10-Q
period 2025-12-31
Monroe Federal Bancorp, Inc.
filed 2026-02-13
CIK 2024899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

541,434 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 13, 2026.

Monroe Federal Bancorp, Inc.

Form 10-Q

Part I — Financial Information

Item 1. Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Balance Sheets

	December 31,	March 31,
	2025	2025
	(Unaudited)
Assets
Cash and due from banks	$1,191,729	$1,671,620
Interest-bearing deposits in other financial institutions	106,705	406,147
Federal funds sold	263,000	—
Cash and cash equivalents	1,561,434	2,077,767

Available-for-sale securities	23,003,345	23,143,192
Loans receivable	112,241,027	107,849,120
Allowance for credit losses	(890,232)	(853,032)
Net loans	111,350,795	106,996,088

Premises and equipment	5,087,304	5,125,014
Restricted stock	875,000	836,600
Bank owned life insurance	3,700,115	3,605,191
Accrued interest receivable	501,291	469,009
Net deferred federal income taxes	1,229,784	1,359,641
Other assets	634,306	716,169
Total assets	$147,943,374	$144,328,671

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand	$35,564,356	$38,026,826
Savings and money market	52,482,639	48,864,461
Time	40,690,417	33,772,903
Total deposits	128,737,412	120,664,190
Advances from the Federal Home Loan Bank	4,665,000	9,972,000
Advances by borrowers for taxes and insurance	642,876	327,842
Directors plan liability	626,061	608,217
Accrued interest payable and other liabilities	618,452	687,889
Total liabilities	135,289,801	132,260,138

Stockholders' Equity
Preferred stock - $.01 par value, 1,000,000 shares authorized	—	—
Common stock - $.01 par value, 14,000,000 shares authorized, 531,172 shares issued at December 31, 2025 and March 31, 2025	5,264	5,264
Additional paid in capital	3,865,853	3,859,854
Unallocated common stock of ESOP	(331,659)	(345,478)
Retained earnings	12,380,292	12,591,062
Treasury stock - 21,000 shares(1)	(210,000)	(210,000)
Deferred compensation plan - Rabbi Trust - 21,000 shares	210,000	210,000
Accumulated other comprehensive loss	(3,266,177)	(4,042,169)
Total stockholders' equity	12,653,573	12,068,533
Total liabilities and stockholders' equity	$147,943,374	$144,328,671
(1)	Shares held in treasury stock relate to the 21,000 shares held in a rabbi trust for the deferred compensation plan.

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2025		2024	2025	2024
Interest income
Loans	$1,438,559		$1,322,355	$4,197,605	$3,912,948
Investment securities	116,939	`	120,897	355,771	371,165
Interest-bearing deposits and other	24,149		28,467	73,989	140,659

Total interest income	1,579,647		1,471,719	4,627,365	4,424,772

Interest expense
Deposits	542,625		463,986	1,519,586	1,398,353
Borrowings	74,531		74,499	311,743	267,329

Total interest expense	617,156		538,485	1,831,329	1,665,682

Net interest income	962,491		933,234	2,796,036	2,759,090

Provision for (recovery of) credit losses	(80,591)		60,932	10,741	78,157

Net interest income after provision for (recovery of) credit losses	1,043,082		872,302	2,785,295	2,680,933

Noninterest income
Service fees on deposits	42,300		44,397	129,707	132,923
Late charges and fees on loans	13,209		2,433	28,356	6,768
Loan servicing fees	3,061		4,086	9,562	12,226
Increase in cash surrender value of bank owned life insurance	32,243		28,956	94,924	84,222
Other income	19,369		9,599	79,332	26,416

Total noninterest income	110,182		89,471	341,881	262,555

Noninterest expense
Salaries and employee benefits	540,359		532,039	1,616,023	1,636,625
Directors fees	29,700		30,700	89,700	91,700
Occupancy and equipment	137,077		135,828	412,007	412,468
Data processing fees	156,292		136,290	450,723	397,625
Franchise taxes	22,232		16,916	70,232	51,832
FDIC insurance premiums	20,574		24,919	56,328	70,056
Professional services	70,960		72,840	274,358	286,716
Advertising	23,936		15,995	60,343	58,979
Other	142,206		123,049	408,324	342,714

Total noninterest expense	1,143,336		1,088,576	3,438,038	3,348,715

Income (loss) before income taxes	9,928		(126,803)	(310,862)	(405,227)

Benefit for income taxes	(7,917)		(6,373)	(100,092)	(83,049)

Net income (loss)	$17,845		$(120,430)	$(210,770)	$(322,178)

Income (loss) per weighted average share
Basic	$0.04		(0.25)	$(0.43)	(0.66)
Diluted	$0.04		N/A	$(0.43)	N/A

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income (loss)	$17,845	$(120,430)	$(210,770)	$(322,178)

Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	341,946	(860,188)	982,268	52,706

Tax (expense) benefit	(71,808)	180,639	(206,276)	(11,069)

Other comprehensive income (loss)	270,138	(679,549)	775,992	41,637

Comprehensive income (loss)	$287,983	$(799,979)	$565,222	$(280,541)

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended					Accumulated
December 31, 2024 and December 31, 2025			Unallocated		Other		Deferred	Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Compensation Plan	Stockholders'
	Stock	Paid-in-Capital	of ESOP	Earnings	Income (Loss)	Stock	Rabbi Trust	Equity
Balance at October 1, 2024	$—	$—	$—	$12,715,954	$(3,631,811)	$—	$—	$9,084,143

Net loss	—	—	—	(120,430)	—	—	—	(120,430)

Proceeds from issuance of shares of common stock	5,264	3,858,126	—	—	—	—	—	3,863,390

Purchase of ESOP shares	—	—	(368,510)	—	—	—	—	(368,510)

Release of ESOP shares	—	—	18,426	—	—	—	—	18,426

Purchase of treasury stock (deferred compensation plans)	—	—	—	—	—	(210,000)	—	(210,000)

Treasury stock held (deferred compensation plans)	—	—	—	—	—	—	210,000	210,000

Other comprehensive loss	—	—	—	—	(679,549)	—	—	(679,549)

Balance at December 31, 2024	$5,264	$3,858,126	$(350,084)	$12,595,524	$(4,311,360)	$(210,000)	$210,000	$11,797,470

Balance at October 1, 2025	$5,264	$3,865,243	$(336,265)	$12,362,447	$(3,536,315)	$(210,000)	210,000	$12,360,374

Net income	—	—	—	17,845	—	—	—	17,845

Release of ESOP shares	—	610	4,606	—	—	—	—	5,216

Other comprehensive income	—	—	—	—	270,138	—	—	270,138

Balance at December 31, 2025	$5,264	$3,865,853	$(331,659)	$12,380,292	$(3,266,177)	$(210,000)	$210,000	$12,653,573

For the nine months ended December 31, 2024 and December 31, 2025
Balance at April 1, 2024	$—	$—	$—	$12,917,702	$(4,352,997)	$—	$—	$8,564,705

Net loss	—	—	—	(322,178)	—	—	—	(322,178)

Proceeds from issuance of shares of common stock	5,264	3,858,126		—	—	—	—	3,863,390

Purchase of ESOP shares	—	—	(368,510)	—	—	—	—	(368,510)

Release of ESOP shares	—	—	18,426	—	—	—	—	18,426

Purchase of treasury stock (deferred compensation plans)	—	—	—	—	—	(210,000)	—	(210,000)

Treasury stock held (deferred compensation plans)	—	—	—	—	—	—	210,000	210,000

Other comprehensive income	—	—	—	—	41,637	—	—	41,637

Balance at December 31, 2024	$5,264	$3,858,126	$(350,084)	$12,595,524	$(4,311,360)	$(210,000)	$210,000	$11,797,470

Balance at April 1, 2025	$5,264	$3,859,854	$(345,478)	$12,591,062	$(4,042,169)	$(210,000)	$210,000	$12,068,533

Net loss	—	—	—	(210,770)	—	—	—	(210,770)

Release of ESOP shares	—	5,999	13,819	—	—	—	—	19,818

Other comprehensive income	—	—	—	—	775,992	—	—	775,992

Balance at December 31, 2025	$5,264	$3,865,853	$(331,659)	$12,380,292	$(3,266,177)	$(210,000)	$210,000	$12,653,573

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2025	2024
Operating Activities
Net loss	$(210,770)	$(322,178)
Items not requiring (providing) cash:
Depreciation and amortization	180,183	192,884
Amortization of premiums and discounts	99,714	117,505
Accretion of deferred loan fees	(49,460)	(35,925)
Benefit for deferred income taxes	(76,419)	(77,954)
Provision for credit losses	10,741	78,157
Increase in cash surrender value of bank owned life insurance	(94,924)	(84,222)
Release of ESOP shares	19,818	18,426
Changes in:
Accrued interest receivable	(32,282)	35,614
Other assets	81,863	33,119
Accrued interest payable and other liabilities	(25,134)	256,686

Net cash (used in) provided by operating activities	(96,670)	212,112

Investing Activities
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,022,401	1,912,348
Net change in loans	(4,342,447)	597,729
Purchase of premises and equipment	(142,473)	(35,935)
Purchase of restricted stock	(38,400)	(386,700)

Net cash (used in) provided by investing activities	(3,500,919)	2,087,442

Financing Activities
Net increase (decrease) in deposit accounts	8,073,222	(11,993,621)
Proceeds from Federal Home Loan Bank advances	31,877,000	41,059,000
Repayment of Federal Home Loan Bank advances	(37,184,000)	(43,059,000)
Increase in advances from borrowers for taxes and insurance	315,034	243,593
Gross proceeds from stock offering	—	5,269,644
Stock offering costs, net	—	(1,406,254)
Purchase of ESOP shares	—	(368,510)
Purchase of treasury stock (deferred compensation plans)	—	(210,000)

Net cash provided by (used in) financing activities	3,081,256	(10,465,148)

Decrease in Cash and Cash Equivalents	(516,333)	(8,165,594)

Cash and Cash Equivalents, Beginning of Period	2,077,767	10,617,698

Cash and Cash Equivalents, End of Period	$1,561,434	$2,452,104

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,844,335	$1,711,279
Income taxes paid	—	—

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

The consolidated financial statements included herein as of December 31, 2025, and for the interim three- and nine-month periods ended December 31, 2025 and 2024 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the consolidated balance sheets, statement of operations, changes in stockholders’ equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the consolidated financial statements. The results of operations for the three and nine months ended December 31, 2025 are not necessarily indicative of the results of operations for the full fiscal year.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, as filed by Monroe Federal Bancorp with the Securities and Exchange Commission on July 3, 2025.

Principles of Consolidation

The consolidated financial statements as of and for the three- and nine-month period ended December 31, 2025, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. References herein to the “Company” for periods prior to the completion of the Conversion should be deemed to refer to the “Bank.”

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Accrued interest receivable on securities totaled $101,505 and $127,570 at December 31, 2025 and March 31, 2025, respectively. The Company made the policy election to exclude accrued interest receivable on securities from the estimate of credit losses.

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

Loans

The ACL is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. Accrued interest receivable on loans totaled $399,786 and $341,439 at December 31, 2025 and March 31, 2025, respectively. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments totaled $49,986 and $76,445 at December 31, 2025 and March 31, 2025, respectively, and is included in other liabilities on the balance sheet.

Note 2:Investment Securities

The amortized cost and fair values, together with gross unrealized gains and losses on securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
December 31, 2025
U.S. Government agencies	$3,250,723	$—	$(406,394)	$2,844,329
Mortgage-backed Government Sponsored Enterprises (GSEs)	10,338,845	—	(1,535,010)	8,803,835
State and political subdivisions	12,801,055	—	(2,144,556)	10,656,499
Time deposits	747,124	—	(48,442)	698,682
	$27,137,747	$—	$(4,134,402)	$23,003,345

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2025
U.S. Government agencies	$3,250,812	$—	$(496,900)	$2,753,912
Mortgage-backed Government Sponsored Enterprises (GSEs)	11,383,323	—	(1,871,587)	9,511,736
State and political subdivisions	12,878,759	—	(2,679,230)	10,199,529
Time deposits	746,968	—	(68,953)	678,015

	$28,259,862	$—	$(5,116,670)	$23,143,192

The amortized cost and fair value of available-for-sale securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
December 31, 2025
Within one year	$248,000	$244,635
One to five years	2,672,126	2,447,605
Five to ten years	3,924,415	3,496,101
After ten years	9,954,361	8,011,169
	16,798,902	14,199,510
Mortgage-backed GSEs	10,338,845	8,803,835

Totals	$27,137,747	$23,003,345

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $7,781,000 and $6,697,000 at December 31, 2025 and March 31, 2025, respectively.

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

The following table shows the number of securities and aggregate fair value depreciation at December 31, 2025 and March 31, 2025.

	December 31, 2025		March 31, 2025
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	Depreciation	securities	Depreciation
Available for sale
U.S. Government agencies	9	(12.5)%	9	(15.3)%
Mortgage-backed Government Sponsored Enterprises (GSEs)	40	(14.8)%	40	(16.4)%
State and political subdivisions	34	(16.8)%	34	(20.8)%
Time deposits	3	(6.5)%	3	(9.2)%

Total portfolio	86	(15.2)%	86	(18.1)%

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and March 31, 2025.

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,844,329	$(406,394)	$2,844,329	$(406,394)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	8,803,835	(1,535,010)	8,803,835	(1,535,010)
State and political subdivisions	—	—	10,656,499	(2,144,556)	10,656,499	(2,144,556)
Time deposits	—	—	698,682	(48,442)	698,682	(48,442)

Total portfolio	$—	$—	$23,003,345	$(4,134,402)	$23,003,345	$(4,134,402)

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,753,912	$(496,900)	$2,753,912	$(496,900)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	9,511,736	(1,871,587)	9,511,736	(1,871,587)
State and political subdivisions	—	—	10,199,529	(2,679,230)	10,199,529	(2,679,230)
Time deposits	—	—	678,015	(68,953)	678,015	(68,953)

Total portfolio	$—	$—	$23,143,192	$(5,116,670)	$23,143,192	$(5,116,670)

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

Note 3:Loans and Allowance for Credit Losses

Categories of loans were as follows:

	December 31,	March 31,
	2025	2025
Real estate loans:
Residential	$69,711,651	$69,901,872
Multi-family	1,931,769	1,598,921
Commercial	26,585,369	24,188,224
Construction and land	1,625,238	2,510,104
Home equity line of credit (HELOC)	5,111,731	4,405,008
Commercial and industrial	6,341,822	4,255,640
Consumer	1,197,614	1,289,863

Total loans	112,505,194	108,149,632

Less:
Net deferred loan fees	264,167	300,512
Allowance for credit losses	890,232	853,032

Net loans	$111,350,795	$106,996,088

Loan participations where the Company serves as lead lender and services the participation interests for other participating lenders are not included in the accompanying balance sheets. The unpaid principal balances of these loans were approximately $4,952,000 and $5,961,000 at December 31, 2025 and March 31, 2025, respectively.

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

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months and nine months ended December 31, 2025 and December 31, 2024:

	Three Months Ended December 31, 2025
		Provision
		for
	Balance	(recovery of)			Balance
	September 30, 2025	credit losses	Charge-offs	Recoveries	December 31, 2025
Loans:
Real estate loans:
Residential	$415,289	$(74,318)	$—	$—	$340,971
Multi-family	6,394	2,740	—	—	9,134
Commercial	387,056	19,706	—	—	406,762
Construction and land	31,072	(6,764)	—	—	24,308
Home equity line of credit (HELOC)	28,251	(1,618)	—	—	26,633
Commercial and industrial	51,271	4,772	—	—	56,043
Consumer	32,606	(6,225)	—	—	26,381

Total loans	951,939	(61,707)	—	—	890,232

Off-balance sheet commitments	68,870	(18,884)	—	—	49,986

Total allowance for credit losses	$1,020,809	$(80,591)	$—	$—	$940,218

	Three Months Ended December 31, 2024
		Provision
		for
		(recovery
	Balance	of)			Balance
	September 30, 2024	credit losses	Charge-offs	Recoveries	December 31, 2024
Real estate loans:
Residential	$375,614	53,794	$—	$—	$429,408
Multi-family	7,073	1,669	—	—	8,742
Commercial	330,798	20,613	—	—	351,411
Construction and land	61,141	(36,653)	—	—	24,488
Home equity line of credit (HELOC)	19,325	4,993	—	—	24,318
Commercial and industrial	46,987	(1,777)	—	—	45,210
Consumer	34,380	(3,127)	—	299	31,552

Total loans	$875,318	$39,512	$—	$299	$915,129

Off-balance sheet commitments	55,797	21,420	—	—	77,217

Total allowance for credit losses	$931,115	$60,932	$—	$299	$992,346

	Nine Months Ended December 31, 2025
		Provision
		for
	Balance	(recovery of)			Balance
	March 31, 2025	credit losses	Charge-offs	Recoveries	December 31, 2025
Loans:
Real estate loans:
Residential	$377,680	$(36,709)	$—	$—	$340,971
Multi-family	7,254	1,880	—	—	9,134
Commercial	337,338	69,424	—	—	406,762
Construction and land	38,483	(14,175)	—	—	24,308
Home equity line of credit (HELOC)	23,949	2,684	—	—	26,633
Commercial and industrial	39,307	16,736	—	—	56,043
Consumer	29,021	(2,640)	—	—	26,381

Total loans	853,032	37,200	—	—	890,232

Off-balance sheet commitments	76,445	(26,459)	—	—	49,986

Total allowance for credit losses	$929,477	$10,741	$—	$—	$940,218

	Nine Months Ended December 31, 2024
		Provision
		for
		(recovery
	Balance	of)			Balance
	March 31, 2024	credit losses	Charge-offs	Recoveries	December 31, 2024
Real estate loans:
Residential	$394,445	$34,963	$—	$—	$429,408
Multi-family	—	8,742	—	—	8,742
Commercial	333,596	17,815	—	—	351,411
Construction and land	46,672	(22,184)	—	—	24,488
Home equity line of credit (HELOC)	—	24,318	—	—	24,318
Commercial and industrial	41,764	1,803	—	1,643	45,210
Consumer	38,978	(8,426)	—	1,000	31,552

Total loans	855,455	57,031	—	2,643	915,129

Off-balance sheet commitments	56,091	21,126	—	—	77,217

Total allowance for credit losses	$911,546	$78,157	$—	$2,643	$992,346

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans and consumer loans, by class at December 31, 2025 and March 31, 2025, follows:

	Term Loans Amortized Cost Basis by Origination Year
	At December 31, 2025
	2026	2025	2024	2023	2022	Prior	Total
Multi-family
Risk rating:
Pass	$600,000	$487,147	$—	$—	$—	$844,622	$1,931,769
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$600,000	$487,147	$—	$—	$—	$844,622	$1,931,769

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$3,168,540	$2,992,395	$4,371,349	$2,620,164	$6,278,300	$5,791,283	$25,222,031
Special Mention	—	—	—	—	—		—
Substandard	—	—	—	—	—	1,363,338	1,363,338
Doubtful	—	—	—	—	—	—	—
Total	$3,168,540	$2,992,395	$4,371,349	$2,620,164	$6,278,300	$7,154,621	$26,585,369

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$1,217,089	119,284	$233,716	$55,149	$—	$—	$1,625,238
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,217,089	$119,284	$233,716	$55,149	$—	$—	$1,625,238

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$2,357,079	$1,525,434	$426,747	$332,050	$9,071	$1,681,452	$6,331,833
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	9,989	—	—	9,989
Doubtful	—	—	—	—	—	—	—
Total	$2,357,079	$1,525,434	$426,747	$342,039	$9,071	$1,681,452	$6,341,822

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	At March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Multi-family
Risk rating:
Pass	$496,289	$—	$—	$—	$245,382	$857,250	$1,598,921
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$496,289	$—	$—	$—	$245,382	$857,250	$1,598,921

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$1,828,141	$4,459,310	$2,713,003	$6,474,191	$1,208,474	$7,175,915	$23,859,034
Special Mention	—	—	—	—	—	329,190	329,190
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,828,141	$4,459,310	$2,713,003	$6,474,191	$1,208,474	$7,505,105	$24,188,224

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$2,216,911	$230,925	$62,268	$—	$—	$—	$2,510,104
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,216,911	$230,925	$62,268	$—	$—	$—	$2,510,104

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$737,986	$554,813	$232,337	$22,721	$192,147	$2,139,297	$3,879,301
Special Mention	48,573	—	263,397	—	—	64,369	376,339
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$786,559	$554,813	$495,734	$22,721	$192,147	$2,203,666	$4,255,640

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
	At December 31, 2025
	2026	2025	2024	2023	2022	Prior	Total
Residential real estate
Payment performance
Performing	$5,350,291	$5,577,046	$5,340,719	$12,286,186	$21,781,922	$18,820,401	$69,156,565
Nonperforming	—	—	—	284,461	140,726	129,899	555,086
Total	$5,350,291	$5,577,046	$5,340,719	$12,570,647	$21,922,648	$18,950,300	$69,711,651

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$1,166,369	$1,073,188	$682,419	$1,338,487	$215,579	$523,195	$4,999,237
Nonperforming	—	—	88,648	23,846	—	—	112,494
Total	$1,166,369	$1,073,188	$771,067	$1,362,333	$215,579	$523,195	$5,111,731

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$321,567	$187,056	$368,983	$227,877	$56,768	$33,500	$1,195,751
Nonperforming	—	—	—	1,863	—	—	1,863
Total	$321,567	$187,056	$368,983	$229,740	$56,768	$33,500	$1,197,614

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	At March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential real estate
Payment performance
Performing	$5,843,462	5,880,218	$13,932,210	$22,841,159	$9,558,563	$11,426,475	$69,482,087
Nonperforming	—	—	289,886	—	129,899	—	419,785
Total	$5,843,462	$5,880,218	$14,222,096	$22,841,159	$9,688,462	$11,426,475	$69,901,872

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$817,049	$763,590	$1,738,174	$222,077	$236,949	$513,280	$4,291,119
Nonperforming	—	91,783	—	—	22,106	—	113,889
Total	$817,049	$855,373	$1,738,174	$222,077	$259,055	$513,280	$4,405,008

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$268,821	$394,604	$376,961	$115,317	$1,338	$50,897	$1,207,938
Nonperforming	—	81,925	—	—	—	—	81,925
Total	$268,821	$476,529	$376,961	$115,317	$1,338	$50,897	$1,289,863

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three and nine months ended December 31, 2025 and the year ended March 31, 2025.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2025 and March 31, 2025:

	December 31, 2025
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days Past Due &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$73,575	$—	$129,899	$203,474	$69,508,177	$69,711,651	$—
Multi-family	—	—	—	—	1,931,769	1,931,769	—
Commercial	9,989	—	—	9,989	26,575,380	26,585,369	—
Construction and land	—	—	—	—	1,625,238	1,625,238	—
Home equity line of credit (HELOC)	10,053	—	23,846	33,899	5,077,832	5,111,731	—
Commercial and industrial	—	—	—	—	6,341,822	6,341,822	—
Consumer	—	—	1,863	1,863	1,195,751	1,197,614	—

Total	$93,617	$—	$155,608	$249,225	$112,255,969	$112,505,194	$—

	March 31, 2025
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days Past Due &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$—	$—	$—	$—	$69,901,872	$69,901,872	$—
Multi-family	—	—	—	—	1,598,921	1,598,921	—
Commercial	—	—	—	—	24,188,224	24,188,224	—
Construction and land	—	—	—	—	2,510,104	2,510,104	—
Home equity line of credit (HELOC)	—	—	—	—	4,405,008	4,405,008	—
Commercial and industrial	—	—	—	—	4,255,640	4,255,640	—
Consumer	—	—	—	—	1,289,863	1,289,863	—

Total	$—	$—	$—	$—	$108,149,632	$108,149,632	$—

The following table presents the amortized cost basis and collateral type of collateral dependent loans by class as of December 31, 2025 and March 31, 2025:

	Personal	Real	Business
December 31, 2025	assets	estate	assets	Total
Real estate loans:
Residential	$—	$584,677	$—	$584,677
Multi-family	—	—	—	—
Commercial	—	1,363,338	301,216	1,664,554
Construction and land	—	—	—	—
Home equity line of credit (HELOC)	—	112,494	—	112,494
Commercial and industrial	—	—	—	—
Consumer	1,863	—	—	1,863

	$1,863	$2,060,509	$301,216	$2,363,588

		Real	Business
March 31, 2025		estate	assets	Total
Real estate loans:
Residential		$—	$—	$—
Multi-family		—	—	—
Commercial		329,190	—	329,190
Construction and land		—	—	—
Home equity line of credit (HELOC)		—	—	—
Commercial and industrial		—	362,943	362,943
Consumer		—	—	—

		$329,190	$362,943	$692,133

Nonaccrual loans were as follow at December 31, 2025 and March 31, 2025:

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
December 31, 2025	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$129,899	$284,461	$414,360
Home equity line of credit (HELOC)	23,846	88,648	112,494
Commercial and industrial	9,989	—	9,989
Consumer	—	1,863	1,863
Total nonaccrual loans	$163,734	$374,972	$538,706

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
March 31, 2025	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$419,785	$—	$419,785
Home equity line of credit (HELOC)	113,889	—	113,889
Commercial and industrial	13,397	—	13,397
Consumer	81,925	—	81,925
Total nonaccrual loans	$628,996	$—	$628,996

No loans were modified during the three- or nine-month period ended December 31, 2025.

Note 4:Time Deposits

Time deposits in denominations of $250,000 or more were approximately $10,619,000 and $6,745,000 at December 31, 2025 and March 31, 2025, respectively.

At December 31, 2025, the scheduled maturities of time deposits were as follows:

December 31,
2025
Within one year	$30,634,757
One year to two years	4,806,415
Two years to three years	823,638
Three years to four years	4,064,769
Four years to five years	92,948
Thereafter	267,890
$40,690,417

At December 31, 2025 and March 31, 2025, the Company had one significant customer deposit account with a total deposit balance of approximately $8,320,000 and $11,139,000, respectively.

Note 5:Borrowings

Federal Home Loan Bank (FHLB) advances consisted of the following as of December 31, 2025 and March 31, 2025:

	December 31, 2025		March 31, 2025
	Interest		Interest
	Rate	Amount	Rate	Amount
Scheduled to mature year ending March 31,
2026	3.89%	$4,665,000	4.90%	$1,000,000
2026			4.51	8,972,000
		$4,665,000		$9,972,000

The Company has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Company and a blanket pledge of approximately $71,105,000 and $68,884,000 of its qualifying mortgage assets as of December 31, 2025 and March 31, 2025, respectively. Based on this collateral, the Company was eligible to borrow up to a total of approximately $44,194,000 and $35,379,000 as of December 31, 2025 and March 31, 2025, respectively.

Maturities of FHLB advances were as follows at December 31, 2025:

December 31,
2025
Within one year	$4,665,000

The Company had an available line of credit with the Federal Reserve Bank totaling $5,809,000 and $6,706,000 at December 31, 2025 and March 31, 2025, respectively. The line of credit was collateralized by a pledge of certain commercial loans totaling $11,517,000 and $13,290,000 as of December 31, 2025 and March 31, 2025, respectively. The Company had no outstanding borrowings on this line at December 31, 2025 and March 31, 2025.

The Company also has an available line of credit with United Bankers Bank totaling $5,000,000 and $4,976,000 at December 31, 2025 and March 31, 2025, respectively. The Company had no outstanding borrowings on this line at December 31, 2025 and March 31, 2025.

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

Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $5,216 and $19,818 for the three and nine month periods ended December 31, 2025. At December 31, 2025, there were 3,685 shares allocated to participants and 33,166 unallocated shares. The fair value of unallocated ESOP shares totaled $358,856 at December 31, 2025.

Note 7:Stock-Based Compensation

Under its equity incentive plan, the Company may grant stock options and restricted stock awards to certain officers, employees, and directors. This plan is administered by a committee of the Board of Directors. At December 31, 2025, approximately 68,436 shares were available for grant under the plan. A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the nine months ended December 31, 2025 were as follows:

Nine Months Ended December 31, 2025
Dividend Yield	0.00%
Expected Volatility	30.13%
Risk-free interest rate	3.82%
Expected average life	6.5 years
Weighted average per share fair value of options	$4.18

The Company’s restricted stock activity as of December 31, 2025 is summarized below:

	Weighted Average Grant	Restricted Shares
Restricted Stock	Date Fair Value	Outstanding

Outstanding - March 31 , 2025	$—	—
Granted - December 18, 2025	10.75	4,734
Forfeited	—	—
Outstanding - December 31, 2025	$10.75	4,734

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $0 in restricted stock expense during the three and nine month periods ended December 31, 2025. At December 31, 2025, the Company had $50,891 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 5 years.

The Company’s stock option activity as of December 31, 2025 is summarized below:

	Option		Weighted Average
	Shares	Weighted Average	Remaining	Aggregate
Stock Options	Outstanding	Exercise Price	Life (Years)	Intrinsic Value
Outstanding - March 31, 2025	—	—	—	—
Granted - December 18, 2025	15,792	$10.75	9.9	$1,105
Exercised	—	—	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Outstanding- December 31, 2025	15,792	$10.75	9.9	$1,105
Exercisable - December 31, 2025	—	—	—	—

The following table summarizes information about the Company’s nonvested stock option activity for the nine months ended December 31, 2025:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at March 31, 2025	—	—
Granted - December 18, 2025	15,792	$4.18
Vested	—	—
Forfeited	—	0
Nonvested at December 31, 2025	15,792	$4.18

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $0 in stock option expense during the three and nine month periods ended December 31, 2025. At December 31, 2025, the Company had $66,011 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 5 years.

Note 8:Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings (loss) per share calculations until they are committed to be released. Dilutive earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock), using the treasury stock method. Stock options and stock awards were evaluated and were excluded from diluted EPS calculations for the three month period ended December 31, 2025 as they were anti-dilutive. Presented below are the calculations for basic and diluted earnings per common share.

	Three months ended	Nine months ended
	December 31,	December 31,
	2025	2025

Net income	$17,845	$(210,770)

Weighted-average shares issued	526,438	526,438
Less weighted-average unearned ESOP shares	33,373	34,077
Weighted-average shares outstanding (basic)	493,065	492,361
Diluted restricted award shares	1,148	—
Diluted restricted options	—	—
Weighted-average shares outstanding (diluted)	494,213	492,361

Income (loss) per share
Basic	$0.04	$(0.43)
Diluted	$0.04	$(0.43)

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

The Bank elected to begin using the CBLR during the quarter ended December 31, 2024. The Bank’s CBLR was 9.7% and 10.0% as of December 31, 2025 and March 31, 2025, respectively.

As of December 31, 2025, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed this category.

Note 10: Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and March 31, 2025:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
U.S. Government agencies	$2,844,329	$—	$2,844,329	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	8,803,835	—	8,803,835	—
State and political subdivisions	10,656,499	—	10,656,499	—
Time deposits	698,682	—	698,682	—

March 31, 2025
U.S. Government agencies	$2,753,912	$—	$2,753,912	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	9,511,736	—	9,511,736	—
State and political subdivisions	10,199,529	—	10,199,529	—
Time deposits	678,015	—	678,015	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the nine months ended December 31, 2025 and the year ended March 31, 2025.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Collateral dependent loans	$1,686,226	$—	$—	$1,686,226

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
December 31, 2025
Collateral dependent loans	$1,686,226	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 25% (23%)

The collateral dependent loans had a carrying value of $1,686,226. An allowance balance of $93,746 was recorded to write down the loans to fair value.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Collateral dependent loans	$44,144	$—	$—	$44,144

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
March 31, 2025
Collateral dependent loans	$44,144	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 50% (46%)

The collateral dependent loan had a carrying value of $48,573. An allowance balance of $4,429 was recorded to write down the loan to fair value.

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets as of December 31, 2025 and March 31, 2025 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$1,561,434	$1,561,434	$1,561,434	$—	$—
Loans, net	111,350,795	106,115,028	—	—	106,115,028
Restricted stock	875,000	875,000	—	875,000	—
Bank owned life insurance	3,700,115	3,700,115	3,700,115	—	—
Accrued interest receivable	501,291	501,291	501,291	—	—

Financial liabilities:
Deposits	128,737,412	128,550,236	88,046,995	—	40,503,241
FHLB advances	4,665,000	4,674,000	—	—	4,674,000
Accrued interest payable	22,621	22,621	22,621	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$2,077,767	$2,077,767	$2,077,767	$—	$—
Loans, net	106,996,088	100,574,741	—	—	100,574,741
Restricted stock	836,600	836,600	—	836,600	—
Bank owned life insurance	3,605,191	3,605,191	3,605,191	—	—
Accrued interest receivable	469,009	469,009	469,009	—	—

Financial liabilities:
Deposits	120,664,190	108,815,000	75,356,185	—	33,458,815
FHLB advances	9,972,000	9,987,000	—	—	9,987,000
Accrued interest payable	35,627	35,627	35,627	—	—

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

Comparison of Financial Condition at December 31, 2025 and March 31, 2025

Total Assets. Total assets were $147.9 million at December 31, 2025, an increase of $3.6 million, or 2.5%, from $144.3 at March 31, 2025. The increase was due primarily to an increase in net loans of $4.4 million during the nine month period ended December 31, 2025, which was partially offset by a decrease in cash and cash equivalents of $516,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased $516,000, or 24.6%, to $1.6 million at December 31, 2025 from $2.1 million at March 31, 2025. The decrease was due primarily to the use of cash to fund loan growth and pay down FHLB advance borrowings over the nine month period ended December 31, 2025.

Investment Securities. Investment securities available for sale decreased $140,000, or 0.6%, to $23.0 million at December 31, 2025, from $23.1 million at March 31, 2025. The decrease was primarily attributable to repayments of securities totaling $1.0 million during the nine months ended December 31, 2025, which was offset by a decrease of $982,000, or 19.2%, in the unrealized loss on available for sale securities during the nine months ended December 31, 2025.

Net Loans. Net loans increased $4.4 million, or 4.1%, to $111.4 million at December 31, 2025 from $107.0 million at March 31, 2025. During the nine months ended December 31, 2025, loan originations totaled $16.5 million, comprised primarily of $6.1 million of loans secured by one- to four-family residential real estate, $3.2 million of commercial real estate loans, $1.8 million of commercial and industrial loans, $2.4 million in home equity lines of credit, $1.9 million of construction and loan loans and $600,000 in multifamily loans. Consumer loan originations totaled $338,000, of which $203,000 were auto loans.

During the nine months ended December 31, 2025, commercial real estate loans increased $2.4 million, or 9.9%, to a total of $26.6 million at December 31, 2025, commercial and industrial loans increased $2.1 million, or 48.8%, to a total of $6.3 million, home equity lines of credit increased $707,000, or 16.1%, to $5.1 million at December 31, 2025 and multi-family loans increased $333,000, or 20.8%, to $1.9 million. These increases were partially offset by a decrease in construction and land loans of $885,000, or 35.4%, to $1.6 million at December 31, 2025, a decrease in residential mortgage loans of $190,000, or 0.3%, to $69.7 million, and a decrease in consumer loans of $92,000, or 7.1%, to $1.2 million at December 31, 2025.

The increase in the Company’s loan portfolio has been due to commercial real estate and commercial and industrial loans in our market area, as well as increased marketing efforts towards home equity lines of credit.

The Company’s strategy includes gradually growing the loan portfolio, focusing on home equity lines of credit and commercial real estate loans.

Deposits. Deposits increased by $8.0 million, or 6.6%, to $128.7 million at December 31, 2025 from $120.7 million at March 31, 2025. Core deposits (defined as all deposits other than certificates of deposit) increased $1.1 million, or 1.3%, to $88.0 million at December 31, 2025 from $86.9 million at March 31, 2025. Certificates of deposit increased $6.9 million, or 20.4%, to $40.7 million at December 31, 2025 from $33.8 million at March 31, 2025. The increase in core deposits was due primarily to a $3.3 million increase in money market deposit accounts and savings accounts. This increase was mostly offset by a $2.2 million decrease in demand accounts. The increase in certificates of deposit was due primarily to our offering of CD specials to maintain our current deposit base and attract new deposits.

During the nine months ended December 31, 2025, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $4.7 million at December 31, 2025, a decrease of $5.3 million, or 53.0%, from the $10.0 million balance at March 31, 2025. The decrease in advances was a result of paydowns using the cash received from the increase in deposits during the nine months ending December 31, 2025.

Stockholders’ Equity. Stockholders’ equity increased $585,000 or 4.8%, to $12.7 million at December 31, 2025, from $12.1 million at March 31, 2025. The increase was due primarily to a decrease of $776,000 in the tax-effected unrealized loss on available for sale securities at December 31, 2025, which was partially offset by a net loss of $211,000 during the nine month period ending December 31, 2025.

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

	For the Three Months Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$1,762	$24	5.45%	$2,207	$29	5.26%
Available-for-sale securities	27,337	117	1.71	29,054	121	1.67
Loans	110,679	1,439	5.20	108,522	1,322	4.87
Total interest-earning assets	139,778	1,580	4.52	139,783	1,472	4.21
Noninterest earning assets	8,240			8,068
Allowance for credit losses	(951)			(876)
Total assets	$147,067			$146,975

Interest-bearing liabilities:
Interest-bearing demand accounts	$27,534	2	0.03%	$35,243	2	0.02%
Savings accounts	21,580	31	0.57	19,773	10	0.20
Money market accounts	31,042	166	2.14	29,373	131	1.78
Certificates of deposit	37,208	344	3.70	33,328	321	3.85
Total interest-bearing deposits	117,364	543	1.85	117,717	464	1.58
Federal Home Loan Bank advances	6,935	74	4.27	5,767	73	5.06
Federal funds purchased	76	1	5.26	107	2	7.48
Total interest-bearing liabilities	124,375	618	1.99	123,591	539	1.74
Noninterest-bearing demand deposits	8,386			6,854
Other noninterest-bearing liabilities	1,918			4,722
Total liabilities	134,679			135,167
Total stockholders' equity	12,388			11,808
Total liabilities and stockholders' equity	147,067			146,975
Net interest income		$962			$933
Net interest rate spread (1)			2.53%			2.47%
Net interest-earning assets (2)	$15,403			$16,192
Net interest margin (3)			2.75%			2.67%
Average interest-earning assets to interest-bearing liabilities	112.38%			113.10%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income annualized divided by average total interest-earning assets.

	For the Nine Months Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$1,764	$74	5.59%	$3,200	$141	5.88%
Available-for-sale securities	27,712	355	1.71	29,790	371	1.66
Loans	109,648	4,198	5.10	109,148	3,913	4.78
Total interest-earning assets	139,124	4,627	4.43	142,138	4,425	4.15
Noninterest earning assets	7,988			7,741
Allowance for credit losses	(914)			(868)
Total assets	$146,198			$149,011

Interest-bearing liabilities:
Interest-bearing demand accounts	$27,456	5	0.02%	$36,155	5	0.02%
Savings accounts	21,466	83	0.52	19,250	20	0.14
Money market accounts	30,317	429	1.89	29,259	303	1.38
Certificates of deposit	35,560	1,002	3.76	36,486	1,071	3.91
Total interest-bearing deposits	114,799	1,519	1.76	121,150	1,399	1.54
Federal Home Loan Bank advances	9,092	308	4.52	6,836	264	5.15
Federal funds purchased	120	4	4.44	72	3	5.56
Total interest-bearing liabilities	124,011	1,831	1.97	128,058	1,666	1.73
Noninterest-bearing demand deposits	8,207			7,595
Other noninterest-bearing liabilities	1,800			3,763
Total liabilities	134,018			139,416
Total stockholders' equity	12,180			9,595
Total liabilities and stockholders' equity	146,198			149,011
Net interest income		$2,796			$2,759
Net interest rate spread (1)			2.46%			2.42%
Net interest-earning assets (2)	$15,113			$14,080
Net interest margin (3)			2.68%			2.59%
Average interest-earning assets to interest-bearing liabilities	112.19%			111.00%

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

	Three Months Ended December 31,
	2025 vs. 2024
	Increase (Decrease)		Total
	Due to:		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Other interest-earning assets	$(6)	$1	$(5)
Available-for-sale securities	(7)	3	(4)
Loans	26	91	117
Total interest-earning assets	13	95	108

Interest-bearing liabilities:
Interest-bearing demand accounts	—	—	—
Savings accounts	1	20	21
Money market accounts	8	27	35
Certificates of deposit	37	(14)	23
Total deposits	46	33	79
Federal Home Loan Bank advances	15	(14)	1
Fed funds purchased	(1)	—	(1)
Total interest-bearing liabilities	60	19	79

Change in net interest income	$(47)	$76	$29

	Nine Months Ended December 31,
	2025 vs. 2024
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Other interest-earning assets	$(63)	$(4)	$(67)
Investment securities	(26)	10	(16)
Loans	18	267	285
Total interest-earning assets	(71)	273	202

Interest-bearing liabilities:
Interest-bearing demand	(1)	1	-
Savings accounts	3	60	63
Money market	11	115	126
Certificates of deposit	(28)	(41)	(69)
Total deposits	(15)	135	120
Federal Home Loan Bank advances	87	(43)	44
Federal funds purchased	2	(1)	1
Total interest-bearing liabilities	74	91	165

Change in net interest income	$(145)	$182	$37

Comparison of Operating Results for the Three Months Ended December 31, 2025 and 2024

General. The Company reported net income of $18,000 for the three months ended December 31, 2025, a $138,000 increase from the net loss of $120,000 for the three months ended December 31, 2024. The increase in net income was primarily due to a $142,000, or 232.0%, difference in the expense for credit losses period-to-period and a $108,000, or 7.3%, increase in interest income. There was a recovery of credit losses of $81,000 for the three months ended December 31, 2025, compared to a provision for credit losses of $61,000 for the three months ended December 31, 2024. The increase in net income was partially offset by a $55,000, or 5.0%, increase in noninterest expenses and a $79,000, or 14.7%, increase in interest expense.

Interest Income. Interest income increased $108,000, or 7.3%, for the three months ended December 31, 2025 and totaled $1.6 million for the three month period ended December 31, 2025, compared to $1.5 million for the three month period ended December 31, 2024. This increase was primarily attributable to a $117,000, or 8.9%, increase in loan interest income, which was partially offset by a $4,000, or 3.3%, decrease in interest on investment securities and a $5,000, or 17.2%, decrease in interest on interest-bearing deposits.

The average yield on loans increased by 33 basis points to 5.20% for the three months ended December 31, 2025 from 4.87% for the three months ended December 31, 2024, while the average balance of loans increased by $2.2 million, or 2.0%, during the three months ended December 31, 2025 compared to the average balance for the three months ended December 31, 2024. The increase in average yield on loans reflects the increase in commercial real estate loans and commercial and industrial loans and the decrease in 1-4 residential loans for the three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024, as commercial loans typically carry a higher interest rate than 1-4 residential loans. The Company also has several commercial adjustable-rate loans which have adjusted upward following a five-year fixed interest rate period.

The average balance of investment securities decreased $1.8 million, or 6.2%, to $27.3 million for the three months ended December 31, 2025 from $29.1 million for the three months ended December 31, 2024, while the average yield on investment securities increased by four basis points to 1.71% for the three months ended December 31, 2025 from 1.67% for the three months ended December 31, 2024.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, decreased $5,000, or 17.2%, for the three months ended December 31, 2025 due to a decrease in the average balance of $445,000, or 20.2%, for the three month period ended December 31, 2025, which was partially offset by an increase in the yield of 19 basis points, to 5.45%, for the three month period ended December 31, 2025 from 5.26% for the three months ended December 31, 2024.

Interest Expense. Total interest expense increased $79,000, or 14.7%, to $618,000 for the three months ended December 31, 2025 from $539,000 for the three months ended December 31, 2024. Interest expense on deposits increased $79,000, or 17.0%, due primarily to an increase of 27 basis points in the average cost of deposits to 1.85% for the three months ended December 31, 2025 from 1.58% for the three months ended December 31, 2024, which was offset by a decrease of $353,000, or 0.3%, in the average balance of interest-bearing deposits to $117.3 million for the three months ended December 31, 2025 from $117.7 million for the three months ended December 31, 2024.

Interest expense on borrowings was $75,000 for both three month periods ended December 31, 2025 and 2024. There was an increase of $1.1 million in the average balance outstanding, to $7.0 million, for the three months ended December 31, 2025 from $5.9 million for the three months ended December 31, 2024, and an 83 basis point decrease in the weighted-average rate, to 4.28%, for the three months ended December 31, 2025 compared to 5.11% for the three months ended December 31, 2024.

Net Interest Income. Net interest income increased $29,000, or 3.1%, to $962,000 for the three months ended December 31, 2025 compared to $933,000 for the three months ended December 31, 2024. The increase reflected an increase in the net interest margin to 2.75% for the three months ended December 31, 2025 from 2.67% for the three months ended December 31, 2024. There was an increase in the interest rate spread to 2.53% for the three months ended

December 31, 2025 from 2.47% for the three months ended December 31, 2024, while the average net interest earning assets decreased $789,000 period-to-period.

Provision for (Recovery of) Credit Losses. The Company recorded a recovery of credit losses of $81,000, for the three months ended December 31, 2025, compared to a provision for credit losses of $61,000 for the three months ended December 31, 2024. The recovery of credit losses stemmed from a decrease in delinquencies over the 12 months ended December 31, 2025 that allowed the Company to reduce the factor it uses to calculate reserves on pooled loans. The allowance for credit losses on loans was $890,000 at December 31, 2025, an increase of $37,000, or 4.3%, over the $853,000 total at March 31, 2025. The allowance for credit losses on off-balance sheet commitments was $50,000 at December 31, 2025, a decrease of $26,000, or 34.2%, over the $76,000 total at March 31, 2025. The allowance for credit losses on loans represented 0.79% of total loans at both December 31, 2025 and March 31, 2025.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company’s nonaccrual loans totaled $539,000 at December 31, 2025, compared to $629,000 in nonaccrual loans at March 31, 2025. Classified loans totaled $2.1 million at December 31, 2025, compared to $128,000 at March 31, 2025. Total loans past due greater than 30 days were $249,000 at December 31, 2025 compared to no loans past due greater than 30 days at March 31, 2025.

The allowance for credit losses reflects the estimate management believes to be adequate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2025 and March 31, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $110,000 for the three months ended December 31, 2025, an increase of $21,000, or 23.6%, from $89,000 for the three months ended December 31, 2024. The increase was attributable primarily to a $11,000, or 550.0%, increase in income from late charges and fees on loans, an increase of $10,000, or 100.0%, in other income and a $3,000 or 10.3%, increase in the cash surrender value of life insurance, which was partially offset by a $2,000, or 4.5%, decrease in service fees on deposits and a $1,000, or 25.0%, decrease in loan servicing fees.

Noninterest Expense. Noninterest expense increased $54,000, or 5.0%, and totaled $1.1 million for both three month periods ended December 31, 2025 and 2024. The increase was due primarily to a $20,000, or 14.7%, increase in data processing fees, a $19,000, or 15.4%, increase in other expenses, an $8,000, or 50.0%, increase in advertising, an $8,000, or 1.50%, increase in salaries and employee benefits and a $5,000, or 29.4%, increase in franchise taxes. This was partially offset by a $4,000, or 16.0%, decrease in FDIC insurance premiums.

Income Taxes. The Company’s income tax benefit increased by $2,000, or 33.3%, with a benefit provision of $8,000 for the three months ended December 31, 2025, compared to a benefit provision of $6,000 the three months ended December 31, 2024. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

Comparison of Operating Results for the Nine Months Ended December 31, 2025 and 2024

General. The Company reported a net loss of $211,000 for the nine months ended December 31, 2025, a $111,000, or 34.5%, decrease from the net loss of $322,000 for the nine months ended December 31, 2024. The decrease in the net loss was primarily due to a $79,000, or 30.0%, increase in noninterest income, a $37,000, or 1.3%, increase in net interest income, and a $17,000, or 20.5%, increase in the benefit for federal income taxes, which was partially offset by an $89,000, or 2.7%, increase in noninterest expense.

Interest Income. Interest income increased $202,000, or 4.6%, for the nine months ended December 31, 2025 and totaled $4.6 million for the nine month period ended December 31, 2025, compared to $4.4 million for the nine month period ended December 31, 2024. This increase was primarily attributable to a $285,000, or 7.3%, increase in loan interest income. This was partially offset by a $67,000, or 47.5%, decrease in interest on interest-bearing deposits and other assets and a $16,000, or 4.3%, decrease in interest on investment securities.

The average yield on loans increased by 32 basis points to 5.10% for the nine months ended December 31, 2025 from 4.78% for the nine months ended December 31, 2024, while the average balance of loans increased by $500,000, or 0.5%, during the nine months ended December 31, 2025 compared to the average balance for the nine months ended December 31, 2024. The increase in average yield on loans reflects the increase in commercial real estate loans and commercial and industrial loans and the decrease in 1-4 residential loans for the nine-month period ended December 31, 2025 compared to the nine-month period ended December 31, 2024, as commercial loans typically carry a higher interest rate than 1-4 residential loans. The Company also has several commercial adjustable-rate loans which have adjusted upward following a five-year fixed interest rate period.

The average balance of investment securities decreased $2.1 million, or 7.0%, to $27.7 million for the nine months ended December 31, 2025 from $29.8 million for the nine months ended December 31, 2024, while the average yield on investment securities increased by 5 basis points to 1.71% for the nine months ended December 31, 2025 from 1.66% for the nine months ended December 31, 2024.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, decreased $67,000, or 47.5%, for the nine months ended December 31, 2025 due to a decrease in the average yield of 29 basis points, to 5.59% for the nine month ended December 31, 2025 from 5.88% for the nine months ended December 31, 2024, and a decrease in the average balance of $1.4 million, or 43.8%, to $1.8 million for the nine months ended December 31, 2025 from $3.2 million for the nine months ended December 31, 2024.

Interest Expense. Total interest expense increased $165,000, or 9.7%, to $1.8 million for the nine months ended December 31, 2025 from $1.7 million for the nine months ended December 31, 2024. Interest expense on deposits increased $120,000, or 8.6%, due primarily to an increase of 22 basis points in the average cost of deposits to 1.76% for the nine months ended December 31, 2025 from 1.54% for the nine months ended December 31, 2024, which was offset by a decrease of $6.4 million, or 5.3%, in the average balance of interest-bearing deposits to $114.8 million for the nine months ended December 31, 2025 from $121.2 million for the nine months ended December 31, 2024.

Interest expense on borrowings increased $45,000, or 16.9%, to $312,000 for the nine months ended December 31, 2025 compared to $267,000 for the nine months ended December 31, 2024. The increase was due to a $2.3 million, or 33.3%, increase in the average balance outstanding, to $9.2 million for the nine months ended December 31, 2025 from $6.9 million for the nine months ended December 31, 2024, which was offset by a 63 basis point decrease in the weighted-average rate, to 4.52% for the nine months ended December 31, 2025 compared to 5.15% for the nine months ended December 31, 2024.

Net Interest Income. Net interest income increased $37,000, or 1.3%, and was $2.8 million for both nine month periods ended December 31, 2025 and 2024. The increase reflected an increase in the interest rate spread to 2.46% for the nine months ended December 31, 2025 from 2.42% for the nine months ended December 31, 2024, while the average net interest earning assets increased $1.0 million period-to-period. The net interest margin increased to 2.68% for the nine months ended December 31, 2025 from 2.59% for the nine months ended December 31, 2024.

Provision for (Recovery of) Credit Losses. The Company recorded a decrease in the provision for credit losses of $67,000, or 85.9%, for the nine months ended December 31, 2025, to a provision for credit losses of $11,000 compared to a provision for credit losses of $78,000 recorded for the nine months ended December 31, 2024. The allowance for credit losses on loans was $890,000 at December 31, 2025, an increase of $37,000, or 4.3%, over the $853,000 total at March 31, 2025. The allowance for credit losses on off-balance sheet commitments was $50,000 at December 31, 2025, a decrease of $26,000, or 34.2%, over the $76,000 total at March 31, 2025. The allowance for credit losses on loans represented 0.79% of total loans at both December 31, 2025 and March 31, 2025.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company’s nonaccrual loans totaled $539,000 at December 31, 2025, compared to $629,000 in nonaccrual loans at March 31, 2025. Classified loans totaled $2.1 million at December 31, 2025, compared to $128,000 at March 31, 2025. Total loans past due greater than 30 days were $249,000 at December 31, 2025 compared to no loans past due greater than 30 days at March 31, 2025.

The allowance for credit losses reflects the estimate management believes to be adequate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2025 and March 31, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $342,000 for the nine months ended December 31, 2025, an increase of $79,000, or 30.0%, from $263,000 for the nine months ended December 31, 2024. The increase was attributable primarily to a $53,000, or 203.8%, increase in other income, primarily from the recoupment of legal fees and fees received from the borrower of a previously charged-off loan, an increase of $21,000, or 300.0%, in late charges and fees on loans and an $11,000, or 13.1%, increase in the cash surrender value of life insurance, which was partially offset by a $3,000, or 25.0%, decrease in loan servicing fees and a $3,000, or 2.3%, decrease in service fees on deposits.

Noninterest Expense. Noninterest expense increased $89,000, or 2.7%, and was $3.4 million for the nine month period ended December 31, 2025 compared to $3.3 million for the nine month period ended December 31, 2024. The increase was due primarily to a $65,000, or 19.0%, increase in other expenses, a $53,000, or 13.3%, increase in data processing fees and an $18,000, or 34.6%, increase in franchise taxes. This was partially offset by a $21,000, or 1.3%, decrease in salaries and employee benefits expense, a $14,000, or 20.0%, decrease in FDIC insurance premiums and a $13,000, or 4.5%, decrease in professional services.

The increase in other expenses was primarily due to additional recurring expenses from the stock conversion, mainly SEC reporting costs, and expenses incurred for the Bank’s 125th anniversary celebration in downtown Tipp City.

Income Taxes. The Company’s income tax benefit increased by $17,000, or 20.5%, with a benefit provision of $100,000 for the nine months ended December 31, 2025, compared to a benefit provision of $83,000, for the nine months ended December 31, 2024. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

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

We maintain uninsured deposits that exceed the Federal Deposit Insurance Corporation insurance limit. Senior management reviews uninsured deposit balances monthly to manage any risks due to fluctuations in the balances of uninsured deposits. We do not maintain any internal policy limits on concentrations in uninsured deposits in total or by type of depositor. We may accept brokered deposits up to an internal policy limit of 15% of total assets from brokers approved by the board of directors. Before a broker is approved by the board of directors, we conduct financial analysis and due diligence on the broker. We had brokered deposits of $3.1 million at December 31, 2025.

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

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within the policy limits established by our board of directors except that the decrease in EVE at the positive 200 and 300 basis point levels exceeded policy limits of 15% and 25%, respectively.

At December 31, 2025
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
		(Decrease) in			Increase
		EVE			(Decrease)
Change in Interest	Estimated				(basis
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)

		(Dollars in thousands)
300	$12,738	$(6,308)	(33.12)%	9.87%	(335)
200	$14,901	$(4,145)	(21.76)%	11.13%	(209)
100	$17,618	$(1,428)	(7.50)%	12.68%	(54)
Level	$19,046	—	—%	13.22%	—
(100)	$19,902	$856	4.49%	13.36%	14
(200)	$20,347	$1,301	6.83%	13.25%	3
(300)	$19,940	$894	4.70%	12.65%	(57)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2025, we would have experienced a 21.76% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 6.83% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The table sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At December 31, 2025
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
300	$3,772	(5.74)%
200	$3,884	(2.95)%
100	$4,022	0.51%
Level	$4,002	—
(100)	$3,953	(1.23)%
(200)	$3,872	(3.25)%
(300)	$3,760	(6.03)%

(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.

The table above indicates that as of December 31, 2025, we would have experienced a 2.95% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 3.25% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rate.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and a correspondent bank. At December 31, 2025, we had the ability to borrow up to $49.0 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At December 31, 2025, we had $4.7 million of outstanding advances under this facility. At December 31, 2025, we had no outstanding borrowings from the Federal Reserve Bank of Cleveland, but had the capacity to borrow up to $5.8 million. At December 31, 2025, we had no outstanding borrowings from the correspondent bank, but had the capacity to borrow up to $5.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the nine month period ended December 31, 2025, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of approximately $500,000. Net cash used in operating activities amounted to $100,000, net cash used in investing activities amounted to $3.5 million, and net cash provided by financing activities amounted to $3.1 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Monroe Federal Bancorp is a separate legal entity from Monroe Federal Savings and Loan Association Bank and must provide for its own liquidity to fund its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Monroe

Federal Bancorp is governed by applicable regulations. At December 31, 2025, Monroe Federal Bancorp (on an unconsolidated basis) had liquid assets of $1.5 million.

At December 31, 2025, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 6 to the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements. At December 31, 2025, we had $14.8 million of outstanding commitments, consisting of $2.1 million in commitments to originate loans and $12.7 million of undisbursed funds on previously originated loans. At December 31, 2025, certificates of deposit that are scheduled to mature on or before December 31, 2026, totaled $30.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of Monroe Federal Bancorp, Inc. (1)

3.2	Bylaws of Monroe Federal Bancorp, Inc. (2)

10.1	Monroe Federal Bancorp, Inc. 2025 Equity Incentive Plan(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

(3) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (Commision File No. 000-56702), filed on November 13, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONROE FEDERAL BANCORP, INC.

/s/ Lewis R. Renollet
Date: February 13, 2026	Lewis R. Renollet
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: February 13, 2026	/s/ Lisa M. Bird
Lisa M. Bird
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer