Form 10-K
period 2026-03-31
Monroe Federal Bancorp, Inc.
filed 2026-06-25
CIK 2024899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2026

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

re

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

The aggregate market value of the common shares of Monroe Federal Bancorp, Inc., held by non-affiliates was $4,066,515 as of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

541,434 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 25, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (Part III)

PART I

Item 1. Business

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

The Company is a registered savings and loan holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company conducts its operations primarily through its wholly owned subsidiary, Monroe Federal. At March 31, 2026, the Company, on a consolidated basis, had total assets of $142.4 million, loans of $110.5 million, deposits of $124.5 million, and stockholders’ equity of $12.4 million.

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

 Market Area

We consider Miami and Montgomery Counties, and contiguous areas, to be our primary market area for loan originations and deposit gathering. Wright-Patterson Air Force Base, home of the 88th Air Base Wing, located outside Dayton, is a major employer in our primary market area. In terms of population, based on published statistics, Miami County has a 2025 population of approximately 113,000 and Montgomery County has a 2025 population of approximately 540,000.

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

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions including Wright-Patt Credit Union which is affiliated with Wright-Patterson Air Force Base. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2025 (the most recent date for which Federal Deposit Insurance Corporation, referred to as the “FDIC” throughout this prospectus, is publicly available), we were ranked 11th among the 14 FDIC-insured financial institutions with offices in Miami County, with a deposit market share of 2.8%, and 13th among the 20 FDIC-insured financial institutions with offices in Montgomery County, with a deposit market share of 0.61%. Our ability to compete in our primary market area does not depend on any existing relationship.

Lending Activities

General. Our loan portfolio consists primarily of one-to four-family residential mortgage loans and, to a lesser extent, commercial real estate loans. To a substantially lesser extent, we also originate multi-family loans, construction and land development loans, commercial and industrial loans, home equity loans and lines of credit, and consumer loans. Historically, we have not sold the loans we have originated, other than participation interests in loans we have originated. We have developed the infrastructure necessary to sell one- to four-family residential mortgage loans, particularly longer-term loans to help mitigate our interest rate risk exposure. We anticipate beginning to sell one-to-four family residential mortgage loans early in fiscal year 2027.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. There were no loans held for sale at any date indicated.

	At March 31,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One- to four-family	$67,988	60.9%	$69,902	64.6%
Multi-family	1,830	1.6	1,599	1.5
Commercial	27,308	24.5	24,188	22.4
Construction and land development	2,100	1.9	2,510	2.3
Commercial and industrial loans	6,305	5.7	4,256	3.9
Home equity loans and lines of credit	4,942	4.4	4,405	4.1
Consumer loans	1,108	1.0	1,290	1.2
	111,581	100.00%	108,150	100.00%
Less:
Net deferred loan fees	253		301
Allowance for credit losses	799		853
Loans, net	$110,529		$106,996

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at March 31, 2026. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One- to			Construction	Commercial
	Four-Family	Multi-family	Commercial	and Land	and
	Residential	Residential	Real Estate	Development	Industrial

	(In thousands)
Amounts due in:
One year or less	$124	$600	$1,608	$1,603	$1,164
After one year through two years	21	—	305	144	227
After two years through three years	249	—	2,246	—	415
After three years through five years	426	—	191	—	2,470
After five years through 10 years	5,034	494	2,337	300	1,577
After 10 years through 15 years	8,427	87	5,008	53	452
After 15 years	53,707	649	15,613	—	—
Total	$67,988	$1,830	$27,308	$2,100	$6,305

	Home
	Equity
	Loans and
	Lines of
	Credit	Consumer	Total

	(In thousands)
Amounts due in
One year or less	$1,016	$29	$6,144
After one year through two years	39	50	786
After two years through three years	3	205	3,118
After three years through five years	65	437	3,589
After five years through 10 years	321	387	10,450
After 10 years through 15 years	3,498	—	17,525
After 15 years	—	—	69,969
Total	$4,942	$1,108	$111,581

The following table sets forth our fixed and adjustable-rate loans at March 31, 2026, that are contractually due after March 31, 2027.

	Due after March 31, 2027
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family	$60,204	$7,660	$67,864
Multi-family	—	1,230	1,230
Commercial	1,623	24,077	25,700
Construction and land development	53	444	497
Commercial and industrial loans	4,463	678	5,141
Home equity loans and lines of credit	—	3,926	3,926
Consumer loans	1,079	—	1,079
Total loans	$67,422	$38,015	$105,437

One- to Four-Family Residential Mortgage Loans. At March 31, 2026, one-to four-family residential mortgage loans totaled $68.0 million, or 60.9% of total loans. Our one- to four-family residential real estate loans are primarily secured by owner-occupied properties located in our primary market area.

Beginning in fiscal year 2027, our one- to four-family residential real estate loans will generally be underwritten to secondary market guidelines. One- to four-family residential real estate loans are generally for terms up to 30 years and have a negotiated fixed interest rate. We generally limit the loan-to-value ratios of our residential mortgage loans to 80% of the purchase price or appraised value, whichever is lower. Loans over 80% of the purchase price or appraised value will be required to have private mortgage insurance (PMI). We may make loans with a loan-to-value ratio between 80% and 90% of the purchase price or appraised value without requiring PMI, but those loans will not be sold to the secondary market.

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

We offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620). At March 31, 2026, subprime loans amounted to $3.2 million. All subprime loans are reported to Monroe Federal’s board of directors each quarter, until the subprime loan has had 24 consecutive months of on-time payments. At that time, the subprime loan is no longer reported quarterly to the board of directors.

Multi-Family Real Estate Loans. At March 31, 2026, multi-family real estate loans totaled $1.8 million, or 1.6% of total loans. Our multi-family real estate loans are primarily secured by properties located in our primary market area. Multi-family real estate loans are generally adjustable-rate loans based on the Five-Year Constant Maturity Treasury Rate and with amortization terms up to 20 years. Generally, the interest rate is fixed for the initial term of five years and then adjusts every five years thereafter. We generally limit the loan-to-value ratios of our multi-family real estate to 80% of the purchase price or appraised value, whichever is lower. At March 31, 2026, our largest multi-family real estate loan had an outstanding balance of $600,000 and it was performing according to its original terms.

Commercial Real Estate Loans. At March 31, 2026, commercial real estate loans totaled $27.3 million, or 24.5% of total loans. Our commercial real estate loans are secured by both owner-occupied and non-owner-occupied properties located primarily in our market area, including warehouses, storage units, and store fronts. At March 31, 2026, commercial real estate loans secured by owner-occupied properties totaled $19.0 million and commercial real estate loans secured by non-owner-occupied properties totaled $8.3 million. At March 31, 2026, we had no other material concentrations within our commercial real estate loan portfolio. Commercial real estate loans are generally adjustable-rate loans based on the Five-Year Constant Maturity Treasury Rate and with amortization terms up to 20 years. Generally, the interest rate is fixed for the initial term of five years and then adjusts every five years thereafter. We generally limit the loan-to-value ratios of our commercial mortgage loans to 75% of the purchase price or appraised value, whichever is lower.

At March 31, 2026, our two largest commercial real estate loans each had a credit exposure of $2.0 million. One of the loans had an outstanding balance of $2.0 million as of March 31, 2026, while no funds had been disbursed from the other commercial real estate loan as of the same date. The loan with the $2.0 million outstanding balance at March 31, 2026 is secured by real estate across Eastern Indiana. The loan with no principal balance outstanding as of March 31, 2026 is secured by real estate in Fairborn, Ohio. At March 31, 2026, both loans were performing according to their original terms.

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

Construction and Land Development Loans. At March 31, 2026, construction and land development loans totaled $2.1 million, or 1.9% of total loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and occasionally to contractors and builders of single-family homes. Our residential construction loans are structured as construction/permanent loans where after an 11-month construction period the loan converts to a permanent one-to four-family residential mortgage loan. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At March 31, 2026, our largest non-speculative residential construction loan amounted to $800,000, of which $736,000 had been disbursed.

We occasionally make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. We generally make speculative construction loans only to a small group of local builders with whom we have an established relationship and a satisfactory track record. At March 31, 2026, we had one speculative construction loan with a credit exposure of $884,000, of which $739,000 had been disbursed. The collateral for this loan consists of both speculative and nonspeculative 1-4 family property.

We occasionally make commercial construction loans, which are structured as construction/permanent loans where after a one-year construction period the loan converts to a permanent commercial mortgage loan. Our commercial construction loans are underwritten to the same guidelines for commercial mortgage loans. At March 31, 2026, there were no commercial construction loans outstanding.

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

We also make a limited amount of land development loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. At March 31, 2026, our largest land development loan had a credit exposure of $750,000, of which $129,000 was outstanding as of that date. At March 31, 2026, this loan was performing according to its original terms.

Commercial and Industrial Loans. At March 31, 2026, commercial loans totaled $6.3 million, or 5.7% of total loans. Commercial and industrial loans include both term loans and lines of credit. Term loans generally have fixed or variable rates and have terms of up to six years. Lines of credit are generally variable rate demand loans with no maturity date. We review lines of credit annually. These loans are generally secured by business assets, such as equipment, inventory and accounts receivable. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 100% of the value of the collateral securing the loan.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At March 31, 2026, our largest commercial and industrial loan totaled $1,6 million. This loan is secured by business assets, including equipment, and a life insurance policy. At March 31, 2026, this loan was performing according to its original terms.

We are part of a network of community banks nationwide that purchase commercial and industrial loans from Bankers Healthcare Group, LLC (BHG). As of March 31, 2026, the aggregate balance of BHG purchased loans totaled $1.6 million. BHG originates loans nationwide to licensed or unlicensed or otherwise skilled healthcare and other business professionals for business development, practice improvement, debt consolidation, working capital, equipment purchases, and, occasionally, business purchases. BHG typically originates loans at fixed interest rates and without a prepayment penalty provision. BHG underwrites and funds the loans, which are typically secured by a Uniform Commercial Code blanket lien on the borrowers’ business assets. When we purchase a loan from BHG, we purchase 100% of the loan and BHG establishes a reserve deposit account with us equal to 3% of the loan balance and we remit 97% of the loan balance to BHG. We also become an additional secured party to the loan. The borrower services the loan by authorizing us to withdraw funds electronically from the borrower’s deposit account established at the borrower’s financial institution. If a loan becomes delinquent, BHG handles all collection activity and bears all associated costs. During the delinquency period, we withdraw from the reserve deposit account to service the loan. When a delinquent payment is collected, the collected funds are used to replenish the reserve deposit account. If a loan becomes 90 days delinquent, BHG typically replaces the delinquent loan with a performing loan of equal or greater balance (although this is not a contractual obligation of BHG). As of March 31, 2026, no BHG purchased loans were delinquent. At March 31, 2026, our largest BHG purchased loan totaled $306,000 and it was performing according to its original terms.

Home Equity Loans and Lines of Credit. At March 31, 2026, home equity loans and lines of credit totaled $4.9 million, or 4.4% of total loans. Home equity loans are generally fixed-rate loans for terms of up to 180 months. The interest rate for home equity lines of credit is based on the prime rate, with a floor rate of 3% and a ceiling rate of 24%. The loan to value ratio for home equity loans and lines of credit is generally up to 90%, taking into account any superior mortgage on the collateral property.

Consumer Loans. At March 31, 2026, consumer loans totaled $1.1 million, or 1.0% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by automobiles (new and used). Consumer loans have fixed interest rates and terms up to 72 months (for a new automobile). Our loan policy does not specify loan to value ratios for consumer loans.

Loan Underwriting Risks

Subprime One- to Four-Family Residential Mortgage Loans. Subprime loans are generally defined as loans made to borrowers with credit scores of less than 620. Subprime loans expose us to higher delinquency risk and default risk and a higher potential for losses than loans made to borrowers with more favorable credit scores and credit risk profiles.

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

Consumer Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales

We originate loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers.

As discussed under “– Lending Activities – Commercial and Industrial Loans,” we purchase loans from Bankers Healthcare Group, LLC. We occasionally purchase participation interests in loans originated by other financial institutions acting as the lead lender. At March 31, 2026, our two largest purchased participation loans each had credit exposures of $2.0 million. One of the loans had an outstanding balance of $2.0 million as of March 31, 2026 and is secured by real estate across Eastern Indiana. The other loan had no funds disbursed as of March 31, 2026 and is secured by real estate in Fairborn, Ohio.

Prior to and including March 31, 2026, we generally did not sell the one- to four-family mortgage loans we originated, but retained them in our loan portfolio and did not sell the servicing rights. Historically, we have not sold loans we have originated. We have recently developed the infrastructure necessary to sell one- to four-family residential mortgage loans, particularly longer term loans to help mitigate our interest rate risk exposure. We hired two additional employees for this purpose, and we expect to hire one additional employee. This increased our noninterest expenses for the fiscal year-ended March 31, 2026. Occasionally, we sell participation interests in commercial real estate loans and other commercial loans we originate as lead lender so that our retained interest is within our legal lending limit.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Monroe Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At March 31, 2026, our two largest credit relationships to one borrower each had total credit exposures of $2.0 million, one of which $2.0 million was outstanding at March 31, 2026 and is secured by real estate across Eastern Indiana and the other had no funds disbursed at March 31, 2026 and is secured by real estate in Fairborn Ohio. At March 31, 2026, these loans were performing according to their original terms.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell. At March 31, 2026, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, but we did have one real estate property in process of foreclosure. The property is collateral for a 1-4 family residential loan and a home equity LOC. The total outstanding balance of the two loans was $154,000 at March 31, 2026. Our internal valuation has set the net realizable value of the property at $197,000 at March 31, 2026.

Modifications Made to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At March 31, 2026, we had $5.9 million of modified loans.

Delinquent Loans. The following table sets forth our loan delinquencies (including non-accrual loans), by type and amount, at the dates indicated.

	At March 31,
	2026			2025
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days Past	Days Past	or More	Days Past	Days Past	or More
	Due	Due	Past Due	Due	Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family	$188	$—	$130	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	259	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	24	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$447	$—	$154	$—	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated. As of March 31, 2026 and 2025, there were no non-accruing loans made to borrowers experiencing financial difficulty included in non-accrual loans.

	At March 31,
	2026	2025

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$130	$420
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—
Commercial and industrial loans	8	13
Home equity loans and lines of credit	112	114
Consumer loans	—	82
Total non-accrual loans	$250	$629
Accruing loans past due 90 days or more	—	—
Foreclosed assets	—	—
Other nonperforming assets	—	—
Total non-performing assets	$250	$629
Total non-performing loans to total loans	0.22%	0.58%
Total non-accruing loans to total loans	0.22%	0.58%
Total non-performing assets to total assets	0.18%	0.44%

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

Our classified and special mention assets at the dates indicated were as follows:

	At March 31,
	2026	2025

	(In thousands)
Substandard assets	$1,630	$128
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$1,630	$128

Special mention assets	$123	$1,439
Foreclosed real estate and other repossessed assets	$—	$—

Other Loans of Concern. At March 31, 2026, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Years Ended March 31,
	2026	2025

	(Dollars in thousands)
Allowance for credit losses on loans at beginning of period	$853	$856
Recovery of credit losses on loans	(53)	(5)
Charge-offs:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—
Commercial and industrial loans	—	—
Home equity loans and lines of credit	—	—
Consumer loans	(1)	—
Total charge-offs	(1)	—

Recoveries:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	1
Construction and land development	—	—
Commercial and industrial loans	—	—
Home equity loans and lines of credit	—	—
Consumer loans	—	1
Total recoveries	—	2

Net (charge-offs) recoveries	(1)	2

Allowance for credit losses on loans at end of period	$799	$853

Allowance for credit losses on loans as a percentage of non-performing loans at end of period	319.60%	73.74%
Allowance for credit losses on loans as a percentage of total loans outstanding at end of period	0.72%	0.79%
Net (charge-offs) recoveries as a percentage of average loans outstanding during period	0.00%	0.00%

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

	At March 31,
	2026			2025
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
	Allowance	Category	Each	Allowance	Category	Each
	for Credit	to Total	Category	for Credit	to Total	Category
	Losses on	Allocated	to Total	Losses on	Allocated	to Total
	Loans	Allowance	Loans	Loans	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
Residential	$332	41.6%	60.9%	$378	44.3%	64.6%
Multi-family	9	1.1	1.6	7	0.9	1.5
Commercial	325	40.7	24.5	337	39.5	22.4
Construction and land development	31	3.9	1.9	38	4.5	2.3
Commercial and industrial loans	53	6.6	5.7	39	4.6	3.9
Home equity loans and lines of credit	25	3.1	4.4	24	2.8	4.1
Consumer loans	24	3.0	1.0	30	3.4	1.2
Total allocated allowance	$799	100.0%	100.0%	$853	100.0%	100.0%
Unallocated allowance	—			—
Total allowance for credit losses on loans	$799			$853

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

Our investment policy is adopted by our board of directors and is reviewed annually by the board of directors. We use an independent investment advisory firm, registered with the Securities and Exchange Commission, to execute investment transactions in accordance with our investment policy, perform pre-purchase analysis, and provide portfolio analysis on a quarterly basis. All investment transactions executed by the independent investment advisory firm must be pre-approved by our President and Chief Executive Officer. On a quarterly basis, Monroe Federal’s board of directors reviews activity in the investment portfolio and investment strategies.

Our current investment policy permits, with certain limitations, investments in U.S. Treasury and federal agency securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities; state and municipal securities; interest-bearing time deposits in other financial institutions; among other investments.

At March 31, 2026, our investment portfolio consisted primarily of U.S. government agency securities, mortgage-backed securities issued by U.S. government-sponsored enterprises, and state and municipal securities. At March 31, 2026, we also owned $583,000 of Federal Home Loan Bank of Cincinnati stock. As a member of Federal Home Loan Bank of Cincinnati, we are required to purchase stock in the Federal Home Loan Bank of Cincinnati, which is carried at cost and classified as a restricted investment.

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

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At March 31,
	2026			2025
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest bearing demand accounts	$7,346	5.9%	—%	$7,540	6.2%	—%
Interest bearing demand accounts	24,311	19.5	0.02	30,487	25.3	0.02
Savings accounts	21,974	17.7	0.57	21,027	17.4	0.35
Money market accounts	29,575	23.7	2.16	27,837	23.1	1.68
Certificates of deposit	41,344	33.2	3.55	33,773	28.0	3.87
Total	$124,550	100.0%		$120,664	100.0%

At March 31, 2026 and March 31, 2025, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000) was $40.9 million and $43.3 million, respectively.

At March 31, 2026 and March 31, 2025, the aggregate amount of all uninsured certificates of deposit (certificates of deposit in excess of the Federal Deposit Insurance limit of $250,000) was $7.6 million and $6.7 million, respectively.

At March 31, 2026 and March 31, 2025, we had no deposits that were uninsured for any reason other than being in excess of the FDIC limit.

The following table sets forth, by time remaining until maturity, our uninsured certificates of deposit at the date indicated.

At March 31, 2026
(In thousands)
Maturity Period:
Three months or less	$2,719
Over three months through 6 months	1,811
Over 6 months through 12 months	1,828
Over 12 months	1,285
Total	$7,643

Borrowings. We may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. These advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 2026, we had the ability to borrow up to $47.4 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At March 31, 2026, we had $3.8 million of outstanding advances under this facility. In addition, at March 31, 2026, we had the capacity to borrow up to $5.7 million from the Federal Reserve Bank of Cleveland and up to $5.0 million from a correspondent bank, with no outstanding balance under either facility.

Human Capital Resources

As of March 31, 2026, we had 23 full-time employees and 3 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio (CBLR)” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio will be deemed compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum CBLR at not less than 8% and not more than 10%, and as of January 1, 2022, it is set at 9%. At March 31, 2026, Monroe Federal was subject to the CBLR framework and had a CBLR of 9.6%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At March 31, 2026, Monroe Federal complied with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At March 31, 2026, Monroe Federal complied with the qualified thrift lender test, with a percentage of qualified thrift investments to total assets of approximately 82.75%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to its capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus its retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease-and-desist order or formal written agreement that requires action to improve the institution’s financial condition.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Monroe Federal. Monroe Federal Bancorp is an affiliate of Monroe Federal because it controls Monroe Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease-and-desist order or the imposition of civil money penalties.

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

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

At March 31, 2026, Monroe Federal met the criteria for being considered “well capitalized.” For further information, see note 9 to the notes to consolidated financial statements.

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

Federal Home Loan Bank System

Monroe Federal is a member of the Federal Home Loan Bank of Cincinnati, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Cincinnati provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Cincinnati are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati. Monroe Federal complied with this requirement at March 31, 2026. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. Monroe Federal reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At March 31, 2026, no impairment was recognized.

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

For Monroe Federal Bancorp to be regulated by the Federal Reserve Board as a savings and loan holding company rather than as a bank holding company, Monroe Federal must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At March 31, 2026, Monroe Federal maintained approximately 82.75% of its portfolio assets in qualified thrift investments and complied with the qualified thrift lender requirement.

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

Alternative Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At March 31, 2026, Monroe Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At March 31, 2026, Monroe Federal had approximately $2.4 million of net operating loss carryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At March 31, 2026, Monroe Federal had no capital loss carryovers.

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

Item 1A. Risk Factors

Not applicable, as Monroe Federal Bancorp is a “smaller reporting company”.

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

Item 2. Properties

At March 31, 2026, the net book value of our properties (including land, buildings and improvements, and furniture and fixtures) was $5.0 million. The following table sets forth information regarding our offices at March 31, 2026.

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

Item 3. Legal Proceedings

In addition to routine legal proceedings occurring in the ordinary course of business, at March 31, 2026 we were involved in legal proceedings seeking reimbursement for approximately $120,000 in real estate taxes paid on behalf of a former borrower. We are confident of a favorable outcome in the recovery of these tax reimbursements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Monroe Federal Bancorp’s common stock is quoted on the OTCQB Market under the symbol “MFBI.” As of March 31, 2026, we had 162 stockholders of record (excluding persons or entities holding stock in street name through various brokerage firms), and 541,434 shares of common stock outstanding. Prices quoted on the OTCQB market reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and not necessarily represent actual transactions.

To date, Monroe Federal Bancorp has not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered equity securities during the year-ended March 31, 2026.

The Company did not repurchase any shares of its common stock during the year-ended March 31, 2026.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At March 31, 2026, our investment in bank owned life insurance was $3.7 million, which was inside this investment limit.

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

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continue to focus on originating one- to four-family residential mortgage loans. We are primarily a one- to four-family residential mortgage loan lender for borrowers in our primary market area. At March 31, 2026, $68.0 million, or 60.9% of our total loan portfolio, consisted of residential mortgage loans. We expect that residential mortgage lending will remain our primary lending activity. Historically, we have not sold loans we have originated. We have developed the infrastructure necessary to sell one- to four-family residential mortgage loans, particularly longer term one- to four-family residential mortgage loans, to help mitigate our interest rate risk exposure to the secondary market. Sales are expected to begin early in fiscal year 2027.

●	Grow and diversify our loan portfolio prudently by increasing originations of commercial real estate loans and commercial and industrial loans. Although we intend to continue our historical focus on the origination of residential mortgage loans, we intend to prudently increase our originations of commercial real estate loans and commercial and industrial loans to diversify our loan portfolio and increase yield. At March 31, 2026, commercial real estate loans amounted to $27.3 million, or 24.5% of total loans, and commercial and industrial loans amounted to $6.3 million, or 5.7% of total loans.

●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At March 31, 2026, nonperforming assets totaled $250,000 or 0.2% of total assets. At March 31, 2025, nonperforming assets totaled $629,000, or 0.4% of total assets.
●	Continue efforts to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $83.2 million, or 66.8% of total deposits, at March 31, 2026.
●	Remain a community-oriented institution and rely on high quality service to maintain and build a loyal local customer base. We were originally chartered in 1875. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we hope to continue to build our banking business.
●	Grow organically and through opportunistic branching. We intend to grow our balance sheet organically on a managed basis, and the capital we raised in the conversion and stock offering enabled us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. The capital we raised in the stock offering will help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

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

The allowance for credit losses is evaluated following the accounting guidance in Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326) for the fiscal year ended March 31, 2026. ASC 326 replaced the incurred loss impairment methodology with a new CECL methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an estimate of all expected credit losses for loans based on historical experience, current conditions, and reasonable and supportable forecasts.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. For further information, see note 13 to the notes to financial statements.

Selected Consolidated Financial Data

The following tables set forth selected historical financial and other data of the Company at the dates and for the years indicated. The data at and for the years ended March 31, 2026 and 2025 is derived, in part, from, and should be read together with, the audited consolidated financial statements and related notes appearing elsewhere in this annual report.

	At March 31,
	2026	2025

	(In thousands)
Selected Consolidated Financial Condition Data:
Total assets	$142,429	$144,329
Cash and cash equivalents	1,455	2,078
Available-for-sale securities	18,446	23,143
Loans, net	110,529	106,996
Premises and equipment, net	5,031	5,125
Restricted stock	728	837
Bank-owned life insurance	3,734	3,605
Total deposits	124,550	120,664
Borrowings	3,834	9,972
Total stockholder's equity	12,401	12,069

	For the Years Ended March 31,
	2026	2025

	(In thousands)
Selected Consolidated Operating Data:
Total interest income	$6,186	$5,901
Total interest expense	2,443	2,229
Net interest income	3,743	3,672
(Recovery of) provision for credit losses	(57)	15
Net interest income after (recovery of) provision for credit losses	3,800	3,657
Total noninterest income	439	354
Total noninterest expense	4,938	4,471
Loss before income taxes	(699)	(460)
Benefit for income taxes	(184)	(133)
Net loss	$(515)	$(327)

	At or For the Years Ended March 31,
	2026	2025

Performance Ratios:

Return on average assets	(0.35)%	(0.22)%
Return on average equity	(4.18)	(3.33)
Interest rate spread (1)	2.48	2.41
Net interest margin (2)	2.69	2.59
Noninterest expense as a percentage of average assets	3.37	3.03
Efficiency ratio (3)	118.07	111.04
Average interest-earning assets as a percentage of average interest-bearing liabilities	112.01	111.36

Capital Ratios:
Average equity as a percentage of average assets	8.40%	6.66%
Total capital as a percentage of risk-weighted assets	—	—
Tier 1 capital as a percentage of risk-weighted assets	—	—
Common equity Tier 1 capital as a percentage of risk-weighted assets	—	—
Tier 1 capital as a percentage of average assets	9.60	10.00

Asset Quality Ratios:
Allowance for credit losses on loans as a percentage of total loans	0.72%	0.79%
Allowance for credit losses on loans as a percentage of non-performing loans	319.60	135.45
Allowance for credit losses on loans as a percentage of non-accrual loans	319.60	135.45
Non-accrual loans as a percentage of total loans	0.22	0.58
Net recoveries (charge-offs) as a percentage of average outstanding loans	0.00	0.00
Non-performing loans as a percentage of total loans	0.22	0.58
Non-performing loans as a percentage of total assets	0.18	0.44
Total non-performing assets as a percentage of total assets	0.18	0.44

Other Data:
Number of offices	4	4
Number of full-time employees	23	23
Number of part-time employees	3	4

_______________

(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at March 31, 2026 and March 31, 2025

Total Assets. Total assets were $142.4 million at March 31, 2026, a decrease of $1.9 million, or 1.3%, from $144.3 at March 31, 2025. The decrease was primarily comprised of a decrease in available for sale investment securities of $4.7 million and a decrease in cash and cash equivalents of $623,000, which was partially offset by an increase in net loans of $3.5 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $623,000, or 30.0%, to $1.5 million at March 31, 2026 from $2.1 million at March 31, 2025. The decrease was due primarily to a decrease in cash and due from banks of $357,000, or 21.4%, from $1.7 million at March 31, 2025 to $1.3 million at March 31, 2026 and a decrease in interest-bearing deposits held in other financial institutions of $307,000, or 75.6%, from $406,000 at March 31, 2025 to $99,000 at March 31, 2026. This was partially offset by an increase in federal funds sold to $41,000 at March 31, 2026 from no federal funds sold at March 31, 2025.

Investment Securities. Investment securities available for sale decreased $4.7 million, or 20.3%, to $18.4 million at March 31, 2026, from $23.1 million at March 31, 2025. The decrease was primarily attributable to the sale of $4.2 million of securities during the fiscal year ended March 31, 2026. The Company sold the securities to fund 1-4 family residential, commercial residential and commercial and industrial loan demand. The loss recognized on the sale of the loans was $261,000. The unrealized loss on securities totaled $4.1 million at March 31, 2026.

Net Loans. Net loans increased $3.5 million, or 3.3%, to $110.5 million at March 31, 2026 from $107.0 million at March 31, 2025. During the fiscal year ended March 31, 2026, loan originations totaled $24.8 million, comprised of $7.3 million of loans secured by one- to four-family residential real estate, $5.9 million of commercial real estate loans, $4.2 million of construction and land loans, $4.1 million of home equity loans, $2.2 million of commercial and industrial loans, $600,000 of multi-family loans and $400,000 of consumer loans. The majority of the consumer loans originated were auto loans.

During the fiscal year ended March 31, 2026, commercial real estate loans increased $3.1 million, or 12.8%, to $27.3 million at March 31, 2026, commercial and industrial loans increased $2.0 million, or 46.5%, to $6.3 million at March 31, 2026, home equity lines of credit increased $500,000, or 11.4%, to $4.9 million at March 31, 2026 and multifamily loans increased $200,000, or 12.5%, to $1.8 million at March 31, 2026. These increases were partially offset by a decrease in one-to-four family residential loans of $1.9 million, or 2.7%, to $68.0 million at March 31, 2026, a decrease in construction and land development loans of $400,000, or 16.0%, to $2.1 million at March 31, 2026, and a decrease in consumer loans of $200,000, or 15.4%, to $1.1 million at March 31, 2026.

The increase in the Company’s loan portfolio has been due to increased loan demand, primarily in commercial mortgage and commercial and industrial loans. The Company also increased its participation loans purchased during the year ended March 31, 2026.

The Company’s strategy includes growing the loan portfolio, focusing on commercial real estate loans and home equity lines of credit.

Deposits. Deposits increased by $3.8 million, or 3.1%, to $124.5 million at March 31, 2026 from $120.7 million at March 31, 2025. Core deposits decreased $3.7 million, or 4.3%, to $83.2 million at March 31, 2026 from $86.9 million at March 31, 2025. Certificates of deposit increased $7.5 million, or 22.2%, to $41.3 million at March 31, 2026 from $33.8 million at March 31, 2025. The decrease in core deposits was due primarily to a $5.5 million decrease in the account held by a significant commercial customer whose account balance fluctuates routinely in the normal course of its business, which was partially offset by an increase in savings and money market accounts of $2.7 million. The increase in certificates of deposit was due primarily to certificate of deposit specials offered to offset the decrease in core deposits and to fund increased loan demand during the year-ended March 31, 2026.

During the fiscal year ended March 31, 2026, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $3.8 million at March 31, 2026, a decrease of $6.2 million, or 62.0%, from the $10.0 million balance at March 31, 2025. The decrease in advances was primarily due to the increase in deposits and the use of investment sale proceeds to pay down outstanding advances.

Stockholders’ Equity. Stockholders’ equity increased $332,000, or 2.8%, to $12.4 million at March 31, 2026, from $12.1 million at March 31, 2025. The increase was primarily from a $806,000 decrease in the unrealized loss on available for sale securities, which was partially offset by a decrease in retained earnings of $515,000 as a result of the Company’s net operating loss for fiscal year 2026.

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

	For the Year Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$1,790	$98	5.47%	$2,860	$171	5.98%
Available-for-sale securities	27,521	470	1.71	29,470	492	1.67
Loans	109,964	5,618	5.11	108,821	5,216	4.79
Total interest-earning assets	139,275	6,186	4.44	141,151	5,879	4.17
Noninterest earning assets	8,128			7,261
Allowance for credit losses	(908)			(879)
Total assets	$146,495			$147,533

Interest-bearing liabilities:
Interest-bearing demand accounts	$27,234	7	0.03%	$34,797	7	0.02%
Savings accounts	21,623	113	0.52	19,509	35	0.18
Money market accounts	30,079	583	1.94	29,213	429	1.47
Certificates of deposit	36,878	1,368	3.71	35,749	1,386	3.88
Total interest-bearing deposits	115,814	2,071	1.79	119,268	1,857	1.56
Federal Home Loan Bank advances	8,417	366	4.35	7,423	368	4.96
Federal Funds purchased	116	6	5.17	66	4	6.06
Total interest-bearing liabilities	124,347	2,443	1.96	126,757	2,229	1.76
Noninterest-bearing demand deposits	8,042			8,248
Other noninterest-bearing liabilities	1,800			2,700
Total liabilities	134,189			137,705
Total stockholders' equity	12,306			9,828
Total liabilities and stockholders' equity	146,495			147,533
Net interest income		$3,743			$3,650
Net interest rate spread (1)			2.48%			2.41%
Net interest-earning assets (2)	$14,928			$14,394
Net interest margin (3)			2.69%			2.59%
Average interest-earning assets to interest-bearing liabilities	112.01%			111.36%

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

	Years Ended March 31, 2026 vs.
	2025
	Increase (Decrease)		Total
	Due to:		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans, net	$55	$347	$402
Available-for-sale securities	(33)	11	(22)
Other interest-earning assets	(64)	(9)	(73)
Total interest-earning assets	(42)	349	307

Interest-bearing liabilities:
Interest-bearing demand accounts	(2)	2	—
Savings accounts	4	74	78
Money market accounts	13	141	154
Certificates of deposit	44	(62)	(18)
Total deposits	59	155	214
Federal Home Loan Bank advances	49	-51	(2)
Federal funds purchased	3	(1)	2
Total interest-bearing liabilities	111	103	214

Change in net interest income	$(153)	$246	$93

Comparison of Operating Results for the Fiscal Years Ended March 31, 2026 and 2025

General. Net loss for the fiscal year ended March 31, 2026, was $515,000, a decrease in earnings of $188,000 or 57.5%, compared to a net loss of $327,000 for the fiscal year ended March 31, 2025. The decrease in earnings was primarily due to an increase in noninterest expense of $467,000, or 10.4%, which was partially offset by an increase in noninterest income of $63,000, or 16.8%, a decrease in the provision for credit losses of $72,000, or 372.5%, an increase in net interest income of $93,000, or 2.5%, and an increase in the benefit for income taxes of $51,000, or 38.3%.

Interest Income. Interest income increased $307,000, or 5.2%, to $6.2 million for the fiscal year ended March 31, 2026, compared to $5.9 million for the fiscal year ended March 31, 2025. This increase was attributable to a $402,000, or 7.7%, increase in interest on loans receivable, which was partially offset by a $73,000, or 42.9%, decrease in interest-bearing deposits and other and a $22,000, or 4.5%, decrease in interest on investment securities.

The average yield on loans increased by 32 basis points to 5.11% for the fiscal year ended March 31, 2026 from 4.79% for the fiscal year ended March 31, 2025, while the average balance of loans increased by $1.1 million, or 1.1%, during the fiscal year ended March 31, 2026 compared to the average balance for the fiscal year ended March 31, 2025. The increase in average yield on loans reflects the increase in the Company’s commercial real estate and commercial and industrial loan portfolios. These loans typically have a higher interest rate than 1-4 family residential loans. To a lesser degree, the Company’s adjustable-rate loans that have the five-year treasury as the index, adjusted upward during the year.

The average balance of investment securities decreased $2.0 million, or 6.8%, to $27.5 million for the fiscal year ended March 31, 2026 from $29.5 million for the fiscal year ended March 31, 2025, while the average yield on investment securities increased by four basis points to 1.71% for the fiscal year ended March 31, 2026 from 1.67% for the fiscal year ended March 31, 2025. The increase in the average yield on investment securities was primarily due to the sale of $4.2 million of lower-yielding securities during the fiscal year ended March 31, 2026.

Interest income on other interest-bearing deposits, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, decreased $73,000, or 42.7%, for the fiscal year ended March 31, 2026, due to a decrease in the average balance of $1.1 million, or 37.9%, to $1.8 million for the fiscal year ended March 31, 2026 from $2.9 million for the fiscal year ended March 31, 2025 and a decrease in the yield of 51 basis points, to 5.47% for the fiscal year ended March 31, 2026 from 5.98% for the fiscal year ended March 31, 2025. The decrease in the average yield was due to the decrease in market interest rates period-to-period.

Interest Expense. Total interest expense increased $214,000, or 9.6%, to $2.4 million for the fiscal year ended March 31, 2026 from $2.2 million for the fiscal year ended March 31, 2025. Interest expense on deposits increased $214,000, or 11.5%, due primarily to an increase of 23 basis points in the average cost of deposits to 1.79% for the fiscal year ended March 31, 2026 from 1.56% for the fiscal year ended March 31, 2025, which was partially offset by a decrease of $3.4 million, or 2.9%, in the average balance of interest-bearing deposits to $115.8 million for the fiscal year ended March 31, 2026 from $119.2 million for the fiscal year ended March 31, 2025.

Interest expense on borrowings was $372,000 for both fiscal years ended March 31, 2026 and 2025. The weighted-average rate on borrowings decreased by 61 basis points, to 4.36%, for the fiscal year ended March 31, 2026 compared to 4.97% for the fiscal year ended March 31, 2025, which was partially offset by a $1 million, or 13.3%, increase in the average balance outstanding to $8.5 million for the fiscal year ended March 31, 2026 from $7.5 million for the fiscal year ended March 31, 2025.

Net Interest Income. Net interest income increased $93,000, or 2.5%, and was $3.7 million for both fiscal years ended March 31, 2026 and 2025. The increase in net interest income was from an increase in the interest rate spread to 2.48% for the fiscal year ended March 31, 2026 from 2.41% for the fiscal year ended March 31, 2025, as well as an increase in the average net interest earning assets of $534,000 period-to-period. The net interest margin increased to 2.69% for the fiscal year ended March 31, 2026 from 2.59% for the fiscal year ended March 31, 2025.

Provision for Credit Losses. The Company recorded a decrease in the provision for credit losses of $72,000, or 480.0%, for the fiscal year ended March 31, 2026 to a recovery for credit losses of $57,000 compared to a provision for credit losses of $15,000 recorded for the fiscal year ended March 31, 2025. The allowance for credit losses on loans was $799,000 at March 31, 2026, a decrease of $54,000, or 6.3%, compared to $853,000 at March 31, 2025. The allowance for credit losses on off-balance sheet commitments was $72,000 at March 31, 2026, a decrease of $4,000, or 5.3%, over the $76,000 total at March 31, 2025. The allowance for credit losses on loans represented 0.72% of total loans at March 31, 2026, and 0.79% of total loans at March 31, 2025.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. The Company had nonperforming loans of $250,000 at March 31, 2026 compared to nonperforming loans of $629,000 at March 31, 2025. Classified loans totaled $1.6 million at March 31, 2026, compared to $128,000 at March 31, 2025. The increase in classified loans was primarily due to the addition of a $1.4 million commercial residential loan to substandard assets. At March 31, 2026, the loan was performing. Total loans past due greater than 30 days totaled $601,000 at March 31, 2026 compared to no total loans past due greater than 30 days at March 31, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2026 and 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Noninterest income increased $63,000, or 16.8%, to $439,000 for the fiscal year ended March 31, 2026 from $376,000 for the fiscal year ended March 31, 2025. The other income increase of $56,000, or 150.4%, and the cash surrender value of bank owned live insurance (BOLI) increase of $14,000, or 12.3%, were partially offset by a $4,000, or 22.2%, decrease in loan servicing fees and a $4,000, or 2.0%, decrease in service fees on deposits. The annualized net yield on BOLI was 3.55% as of 3/31/26, compared to 3.45% as of 3/31/25.

The other income increase was primarily from the recoupment of legal fees and other fees expensed in prior fiscal years from the borrower of a charged off loan.

Noninterest Expense. Noninterest expense increased $467,000, or 10.4%, to $4.9 million for the fiscal year ended March 31, 2026, compared to $4.5 million for the fiscal year ended March 31, 2025. The increase was due primarily to a $261,000 loss on the sale of investment securities, a $45,000 or 2.0%, increase in salaries and employee benefits, a $68,000, or 12.5%, increase in data processing fees, a $69,000, or 15.6%, increase in other noninterest expenses, and a $31,000, or 7.9%, increase in professional services. This was partially offset by an $11,000 or 12.5%, decrease in FDIC insurance premiums, a $7,000, or 5.7%, decrease in directors’ fees, and a $7,000, or 8.4%, decrease in advertising.

The increase in salaries and employee benefits was due primarily to the hiring of a new employee to help with servicing loans sold to the secondary market, the grant of stock awards and options to the Company’s directors and officers and normal merit increases year over year. The increase in other noninterest expenses was primarily related to the Company’s 150th anniversary celebration, an increase in licensing fees, and an increase in the financial institution tax paid year-to-year. The increase in professional services was primarily due to the payment to outside firms for the Company’s CECL model validation and computer network intrusion audit. The decrease in directors’ fees was from the retirement of board member William Hibner in December, 2025. The Company chose not to replace Mr. Hibner after he retired, consequently reducing the number of board members to six from seven.

Benefit for Income Taxes. The Company’s income tax benefit provision increased by $51,000, or 38.3%, to a total of $184,000 for the fiscal year ended March 31, 2026, compared to a benefit provision of $133,000 during the fiscal year ended March 31, 2025. The increase in the income tax benefit provision was due primarily to a $188,000 increase in pretax loss. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period.

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

We maintain a significant deposit account with a commercial customer. The asset/liability management committee monitors the status of the account at its monthly meeting and the account is segregated as a separate line item on the deposit reports reviewed by the committee. Furthermore, there is regular verbal communication between senior management and the depositor regarding any expected changes in the depositor’s business that could result in material inflows and outflows from the account in the short-term so that we may proactively manage any risks due to expected fluctuations in the account balance.

We maintain uninsured deposits that exceed the Federal Deposit Insurance Corporation insurance limit. Senior management reviews uninsured deposit balances monthly to manage any risks due to fluctuations in the balances of uninsured deposits. We do not maintain any internal policy limits on concentrations in uninsured deposits in total or by type of depositor. We may accept brokered deposits up to an internal policy limit of less than 15.0% of total assets from brokers approved by the board of directors. Before a broker is approved by the board of directors, we conduct financial analysis and due diligence on the broker. We had brokered deposits of $3.1 million at March 31, 2026.

Historically, we have not sold loans we have originated. We recently developed the infrastructure necessary to sell one- to four-family residential mortgage loans, particularly longer term one- to four-family residential mortgage loans, to the secondary market to further help mitigate our interest rate risk exposure.

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

The following table sets forth, as of March 31 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table exceeded the policy limits established by our board of directors in an increased rate scenario of 200 and 300 basis points.

At March 31, 2026
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
		(Decrease) in			Increase
		EVE			(Decrease)
Change in Interest	Estimated				(basis
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)

		(Dollars in thousands)
300	$13,756	$(5,727)	(29.39)%	10.91%	(307)
200	$15,748	$(3,735)	(19.17)%	12.08%	(190)
100	$18,267	$(1,216)	(6.24)%	13.55%	(43)
Level	$19,483	—	—%	13.98%	—
(100)	$19,996	$513	2.63%	13.93%	(5)
(200)	$20,054	$571	2.93%	13.60%	(38)
(300)	$19,338	$(145)	(0.74)%	12.82%	(116)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2026, we would have experienced a 6.24% decrease in EVE in the event of an instantaneous parallel 100 basis point increase in market interest rates and a 2.63% increase in EVE in the event of an instantaneous 100 basis point decrease in market interest rates.

Change in Net Interest Income. The table sets forth, as of March 31, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At March 31, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
300	$3,465	(10.86)%
200	$3,647	(6.20)%
100	$3,863	(0.63)%
Level	$3,888	—
(100)	$3,824	(1.64)%
(200)	$3,699	(4.86)%
(300)	$3,494	(10.13)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.

The table above indicates that as of March 31, 2026, we would have experienced a 0.63% decrease in net interest income in the event of an instantaneous parallel 100 basis point increase in market interest rates and a 1.64% decrease in net interest income in the event of an instantaneous 100 basis point decrease in market interest rate.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and a correspondent bank. At March 31, 2026, we had the ability to borrow up to $47.4 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At March 31, 2026, we had $3.1 million of outstanding advances under this facility. At March 31, 2026, we had no outstanding borrowings from the Federal Reserve Bank of Cleveland, but had the capacity to borrow up to $5.7 million. At March 31, 2026, we had no outstanding borrowings from the correspondent bank, but had the capacity to borrow up to $5.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the fiscal year ended March 31, 2026, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $622,000. Net cash provided by investing activities amounted to $1.9 million, net cash used in financing activities amounted to $2.2 million, and net cash used in operating activities amounted to $318,000.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Monroe Federal Bancorp is a separate legal entity from Monroe Federal Savings and Loan Association Bank and must provide for its own liquidity to fund its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Monroe Federal Bancorp is governed by applicable regulations. At March 31, 2026, Monroe Federal Bancorp (on an unconsolidated basis) had liquid assets of $1.5 million.

At March 31, 2026, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 9 to the notes to consolidated financial statements.

Off-Balance Sheet Arrangements. At March 31, 2026, we had $19.3 million of outstanding commitments, consisting of $3.9 million in commitments to originate loans and $15.4 million of undisbursed funds on previously originated loans. At March 31, 2026, certificates of deposit that are scheduled to mature on or before March 31, 2027, totaled $29.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

To the Board of Directors and Stockholders

Monroe Federal Bancorp, Inc. and Subsidiary

Tipp City, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Monroe Federal Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Wipfli LLP

Eau Claire, Wisconsin

June 25, 2026

"Wipfli" is the brand name under which Wipfli LLP and Wipfli Advisory LLC and its respective subsidiary entities provide professional services. Wipfli LLP and Wipfli Advisory LLC (and its respective subsidiary entities) practice in an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable law, regulations, and professional standards. Wipfli LLP is a licensed independent CPA firm that provides attest services to its clients, and Wipfli Advisory LLC provides tax and business consulting services to its clients. Wipfli Advisory LLC and its subsidiary entities are not licensed CPA firms.

MONROE FEDERAL BANCORP, INC.

Consolidated Balance Sheets

March 31, 2026 and 2025

	March 31,
	2026	2025
Assets
Cash and due from banks	$1,315,276	$1,671,620
Interest-bearing deposits in other financial institutions	99,114	406,147
Federal funds sold	41,000	—
Cash and cash equivalents	1,455,390	2,077,767

Available-for-sale securities	18,446,427	23,143,192
Loans receivable	111,327,938	107,849,120
Allowance for credit losses	(799,318)	(853,032)
Net loans	110,528,620	106,996,088

Premises and equipment	5,030,817	5,125,014
Restricted stock	728,200	836,600
Bank owned life insurance	3,733,511	3,605,191
Accrued interest receivable	476,985	469,009
Net deferred federal income taxes	1,378,041	1,359,641
Other assets	650,759	716,169
Total assets	$142,428,750	$144,328,671

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand	$31,656,469	$38,026,826
Savings and money market	51,549,035	48,864,461
Time	41,344,277	33,772,903
Total deposits	124,549,781	120,664,190
Advances from the Federal Home Loan Bank	3,834,000	9,972,000
Advances by borrowers for taxes and insurance	402,350	327,842
Directors plan liability	618,445	608,217
Accrued interest payable and other liabilities	622,770	687,889
Total liabilities	130,027,346	132,260,138

Stockholders' Equity
Preferred stock - $.01 par value, 1,000,000 shares authorized	—	—
Common stock - $.01 par value, 14,000,000 shares authorized, 541,434 shares issued at March 31, 2026 and 2025	5,264	5,264
Additional paid in capital	3,882,997	3,859,854
Unallocated common stock of ESOP	(327,052)	(345,478)
Retained earnings	12,076,464	12,591,062
Treasury stock - 21,000 shares	(210,000)	(210,000)
Deferred compensation plan - Rabbi Trust - 21,000 shares	210,000	210,000
Accumulated other comprehensive loss	(3,236,269)	(4,042,169)
Total stockholders' equity	12,401,404	12,068,533
Total liabilities and stockholders' equity	$142,428,750	$144,328,671

See Notes to Consolidated Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Operations

Years Ended March 31, 2026 and 2025

	Year Ended
	March 31,
	2026	2025
Interest income
Loans	$5,617,519	$5,215,777
Investment securities	470,501	491,905
Interest-bearing deposits and other	97,817	171,425

Total interest income	6,185,837	5,879,107

Interest expense
Deposits	2,071,046	1,857,674
Borrowings	371,569	371,113

Total interest expense	2,442,615	2,228,787

Net interest income	3,743,222	3,650,320

(Recovery of) provision for credit losses	(56,944)	15,288

Net interest income after (recovery of) provision for credit losses	3,800,166	3,635,032

Noninterest income
Service fees on deposits	169,632	173,108
Late charges and fees on loans	36,319	36,009
Loan servicing fees	12,619	16,201
Increase in cash surrender value of bank owned life insurance	128,320	114,176
Other income	92,408	36,850

Total noninterest income	439,298	376,344

Noninterest expense
Salaries and employee benefits	2,214,651	2,169,611
Directors fees	114,900	121,800
Occupancy and equipment	558,333	562,267
Data processing fees	609,791	541,578
Franchise taxes	96,482	75,832
FDIC insurance premiums	73,580	84,080
Professional services	421,394	390,200
Advertising	77,726	84,754
Loss on sale of available-for-sale investments	261,282	—
Other	510,209	440,909

Total noninterest expense	4,938,348	4,471,031

Loss before income taxes	(698,884)	(459,655)

Benefit for income taxes	(184,286)	(133,015)

Net loss	$(514,598)	$(326,640)

Loss per share - basic and diluted	$(1.04)	$(0.67)

See Notes to Consolidated Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended March 31, 2026 and 2025

	Year Ended
	March 31,
	2026	2025
Net loss	$(514,598)	$(326,640)

Other comprehensive income:
Net unrealized gains on available-for-sale securities	1,020,127	393,454

Tax benefit	(214,227)	(82,626)

Other comprehensive income	805,900	310,828

Comprehensive income (loss)	$291,302	$(15,812)

See Notes to Consolidated Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended March 31, 2026 and 2025

					Accumulated
			Unallocated		Other		Deferred
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Compensation Plan
	Stock	Paid-in-Capital	of ESOP	Earnings	Income (Loss)	Stock	Rabbi Trust	Total
Balance at April 1, 2024	$—	$—	$—	$12,917,702	$(4,352,997)	$—	$—	$8,564,705

Proceeds from issuance of shares of common stock, net of stock offering costs	5,264	3,852,820	—	—	—	—	—	3,858,084

Purchase of ESOP shares	—	—	(368,510)	—	—	—	—	(368,510)

Release of ESOP shares	—	7,034	23,032	—	—	—	—	30,066

Shares purchased by trust (deferred compensation plans)	—	—	—	—	—	(210,000)	—	(210,000)

Treasury stock held (deferred compensation plans)	—	—	—	—	—	—	210,000	210,000

Net loss	—	—	—	(326,640)	—	—	—	(326,640)
			—
Other comprehensive income	—	—	—	—	310,828	—	—	310,828

Balance at March 31, 2025	$5,264	$3,859,854	$(345,478)	$12,591,062	$(4,042,169)	$(210,000)	$210,000	$12,068,533

Net loss	—	—	—	(514,598)	—	—	—	(514,598)

Release of ESOP shares	—	6,615	18,426	—	—	—	—	25,041

Stock-based compensation expense	—	16,528	—	—	—	—	—	16,528

Other comprehensive income	—	—	—	—	805,900	—	—	805,900

Balance at March 31, 2026	$5,264	$3,882,997	$(327,052)	$12,076,464	$(3,236,269)	$(210,000)	$210,000	$12,401,404

See Notes to Consolidated Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended March 31, 2026 and 2025

	Year Ended
	March 31,
	2026	2025
Operating Activities
Net loss	$(514,598)	$(326,640)
Items not requiring (providing) cash:
Depreciation and amortization	246,336	262,384
Amortization of premiums and discounts	131,520	151,871
Accretion of deferred loan fees	(73,099)	(53,422)
Benefit for deferred income taxes	(232,627)	(113,744)
(Recovery of) provision for credit losses	(56,944)	15,288
Increase in cash surrender value of bank owned life insurance	(128,320)	(114,176)
Stock awards and options compensation expense	16,528	—
Release of ESOP shares	25,041	30,066
Loss on sale of available-for-sale securities	261,282	—
Changes in:
Accrued interest receivable	(7,976)	14,018
Other assets	65,410	(204,701)
Accrued interest payable and other liabilities	(50,420)	135,237
Net cash used in operating activities	(317,867)	(203,819)

Investing Activities
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,345,339	2,279,752
Proceeds from sale of available-for-sale securities	3,978,751	—
Net change in loans	(3,406,960)	931,572
Purchase of premises and equipment	(152,139)	(47,400)
Purchase of restricted stock	(38,400)	(639,200)
Proceeds from redemption of restricted stock	146,800	317,600
Net cash provided by investing activities	1,873,391	2,842,324

Financing Activities	`
Net increase (decrease) in deposit accounts	3,885,591	(21,428,122)
Proceeds from Federal Home Loan Bank advances	40,742,000	56,831,000
Repayment of Federal Home Loan Bank advances	(46,880,000)	(49,859,000)
Increase (decrease) in advances from borrowers for taxes and insurance	74,508	(1,888)
Gross proceeds from stock offering	—	5,269,644
Stock offering costs	—	(1,411,560)
Purchase of ESOP shares	—	(368,510)
Purchase of treasury stock (deferred compensation plans)	—	(210,000)
Net cash used in financing activities	(2,177,901)	(11,178,436)

Decrease in Cash and Cash Equivalents	(622,377)	(8,539,931)

Cash and Cash Equivalents, Beginning of Period	2,077,767	10,617,698

Cash and Cash Equivalents, End of Period	$1,455,390	$2,077,767

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Interest on deposits and borrowings	$2,452,380	$2,218,406
Income taxes refunded	—	(24,880)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2026, the Company had one cash account that exceeded FDIC insurance limits by $16,738. At March 31, 2025, the Company had one cash account that exceeded FDIC insurance limits by $458,803.

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

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Accrued interest receivable on securities totaled $101,454 and $127,570 at March 31, 2026 and 2025, respectively. The Company made the policy election to exclude accrued interest receivable on securities from the estimate of credit losses.

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

Loans

The ACL is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. Accrued interest receivable on loans totaled $375,531 and $341,439 at March 31, 2026 and 2025, respectively. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments totaled $71,974 and $76,445 at March 31, 2026 and 2025, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

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

Restricted Stock

Restricted stock includes stock investments in the Federal Home Loan Bank (“FHLB”), United Bankers Bank (“UBB”) and Connecticut On-Line Computer Center, Inc. (“COCC”). FHLB stock is a required investment for institutions that are members of the FHLB system and the transfer of the stock is substantially restricted. The required investment in the common stock is based on a predetermined formula. FHLB stock is carried at cost. The UBB stock is a required investment for banks doing business with UBB and is carried at cost. COCC is the Company’s external data processing provider. The COCC stock is a required investment for clients of COCC and is carried at cost. The Company’s restricted stock investments are evaluated for impairment on an annual basis. The Company’s investments in restricted stock were not impaired at March 31, 2026 and 2025.

Bank Owned Life Insurance

The Company has purchased life insurance on certain management personnel. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Leases

The Company determines if a contract is a lease or contains a lease at its inception. A liability to make lease payments ("the lease liability") and a right-of-use asset representing the right to use the underlying asset for the lease term, initially measured at the present value of the lease payments, are recorded in the consolidated balance sheets. The lease right-of-use asset is included with other assets and the lease liability is included in accrued interest payable and other liabilities. The discount rate is the Company's incremental borrowing rate for periods similar to the respective lease terms. The Company's management is not reasonably certain that it will exercise the renewal options contained within the contract for its leased office and this additional term has not been included in the calculation of the right-of-use asset and the lease liability

A lease is classified as a finance lease if it meets any of five designated criteria. If the lease does not meet any of the five criteria, the lease is classified as an operating lease. All leases entered into by the Company through March 31, 2026 are classified as operating leases. Lease expense is recognized on a straight-line basis over the lease term for operating leases. The Company has adopted an accounting policy election to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. Lease expense for such leases is generally recognized on a straight-line basis over the lease term.

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

At March 31, 2026 and 2025, the Company had no foreclosed residential real estate properties.

At March 31, 2026, the Company had two loans for one customer for which formal foreclosure proceedings are in process. The 1-4 family residential loan and home equity line-of-credit are both secured by residential property located in Tipp City, Ohio. The total outstanding balance of the two loans was approximately $154,000 at March 31, 2026. Our internal valuation has set the net realizable value of the property at approximately $197,000 at March 31, 2026.

At March 31, 2025, the Company had no loans for which formal foreclosure proceedings are in process.

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

With a few exceptions, the Company is no longer subject to examination by tax authorities for fiscal years before 2023. As of March 31, 2026 and 2025, the Company had no material uncertain income tax positions.

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

Earnings per Common Share

Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of outstanding common stock awards unless the impact is anti-dilutive, by application of the treasury stock

Stock-based Compensation

Stock-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options and the quoted market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards.

Future Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this update require that on an annual basis, public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate. Furthermore, amendments require disclosure of income taxes paid, net of refunds received, disaggregated by federal and state jurisdictions. For public business entities, these amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. For the Company, this update will become effective with our filing for March 31, 2027

Prior-period Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation. During the period, the Company reclassified the following items:

●	$36,000 from other noninterest expense to salaries and employee benefits to better align with the current presentation of personnel-related costs.

●	$22,308 from loans interest income to late charges and fees on loans to reflect late charges received in noninterest expense rather than interest income.

●	$3,334 from professional services to other expense to show ESOP servicing expense as another expense rather than a professional service.

These changes are immaterial to the financial statements as a whole.

Note 2:Investment Securities

The amortized cost and fair values, together with gross unrealized gains and losses on securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2026
U.S. Government agencies	$2,700,793	$—	$(384,570)	$2,316,223
Mortgage-backed Government Sponsored Enterprises (GSEs)	8,558,140	—	(1,491,325)	7,066,815
State and political subdivisions	10,786,860	—	(2,194,009)	8,592,851
Time deposits	497,177	—	(26,639)	470,538
	$22,542,970	$—	$(4,096,543)	$18,446,427

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2025
U.S. Government agencies	$3,250,812	$—	$(496,900)	$2,753,912
Mortgage-backed Government Sponsored Enterprises (GSEs)	11,383,323	—	(1,871,587)	9,511,736
State and political subdivisions	12,878,759	—	(2,679,230)	10,199,529
Time deposits	746,968	—	(68,953)	678,015
	$28,259,862	$—	$(5,116,670)	$23,143,192

The amortized cost and fair value of available-for-sale securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
March 31, 2026
Within one year	$248,000	$246,056
One to five years	1,459,177	1,288,713
Five to ten years	3,095,481	2,619,630
After ten years	9,182,172	7,225,213
	13,984,830	11,379,612
Mortgage-backed GSEs	8,558,140	7,066,815

Totals	$22,542,970	$18,446,427

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $3,476,000 and $6,697,000 at March 31, 2026 and 2025, respectively.

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

The following table shows the number of securities and aggregate fair value depreciation at March 31, 2026.

	March 31, 2026
	Number of	Aggregate
Description of Securities	securities	Depreciation
Available for sale
U.S. Government agencies	7	(14.2)%
Mortgage-backed Government Sponsored Enterprises (GSEs)	24	(17.4)%
State and political subdivisions	28	(20.3)%
Time deposits	2	(5.4)%

Total portfolio	61	(18.2)%

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and 2025.

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$301,371	$(1,838)	$2,014,852	$(382,732)	$2,316,223	$(384,570)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	7,066,815	(1,491,325)	7,066,815	(1,491,325)
State and political subdivisions	—	—	8,592,851	(2,194,009)	8,592,851	(2,194,009)
Time deposits	—	—	470,538	(26,639)	470,538	(26,639)

Total portfolio	$301,371	$(1,838)	$18,145,056	$(4,094,705)	$18,446,427	$(4,096,543)

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,753,912	$(496,900)	$2,753,912	$(496,900)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	9,511,736	(1,871,587)	9,511,736	(1,871,587)
State and political subdivisions	—	—	10,199,529	(2,679,230)	10,199,529	(2,679,230)
Time deposits	—	—	678,015	(68,953)	678,015	(68,953)

Total portfolio	$—	$—	$23,143,192	$(5,116,670)	$23,143,192	$(5,116,670)

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

The Company sold investment securities at a loss during the fiscal year ended March 31, 2026. There were no investment sales during the fiscal year ended March 31, 2025. The table below shows the realized loss and proceeds from the sale.

	Year Ended March 31,
	2026	2025
Gross realized gains on sales of available for sale investment securities	$—	$—
Gross realized losses on sales of available for sale investment securities	(261,282)	—
Proceeds from sales of available for sale investment securities	$3,978,751	$—

Note 3:Loans and Allowance for Credit Losses

Categories of loans were as follows:

	March 31,
	2026	2025
Real estate loans:
Residential	$67,988,201	$69,901,872
Multi-family	1,830,264	1,598,921
Commercial	27,308,068	24,188,224
Construction and land	2,099,773	2,510,104
Home equity line of credit (HELOC)	4,941,865	4,405,008
Commercial and industrial	6,304,585	4,255,640
Consumer	1,108,319	1,289,863

Total loans	111,581,075	108,149,632

Less:
Net deferred loan fees	253,137	300,512
Allowance for credit losses	799,318	853,032

Net loans	$110,528,620	$106,996,088

Loan participations where the Company serves as lead lender and services the participation interests for other participating lenders are not included in the accompanying balance sheets. The unpaid principal balances of these loans were approximately $4,900,000 and $5,961,000 at March 31, 2026 and 2025, respectively.

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

The following tables present the activity in the allowance for credit losses based on portfolio segment for the fiscal year ended March 31, 2026 and 2025:

	Year Ended March 31, 2026
		Provision
		for
	Balance	(recovery of)			Balance
	March 31, 2025	credit losses	Charge-offs	Recoveries	March 31, 2026
Loans:
Real estate loans:
Residential	$377,680	$(45,710)	$—	$—	$331,970
Multi-family	7,254	1,293	—	—	8,547
Commercial	337,338	(12,003)	—	—	325,335
Construction and land	38,483	(7,211)	—	—	31,272
Home equity line of credit (HELOC)	23,949	690	—	125	24,764
Commercial and industrial	39,307	13,794	—	—	53,101
Consumer	29,021	(3,326)	(1,366)	—	24,329

Total loans	853,032	(52,473)	(1,366)	125	799,318

Off-balance sheet commitments	76,445	(4,471)	—	—	71,974

Total allowance for credit losses	$929,477	$(56,944)	$(1,366)	$125	$871,292

	Year Ended March 31, 2025
		Provision
		for
		(recovery
	Balance	of)			Balance
	March 31, 2024	credit losses	Charge-offs	Recoveries	March 31, 2025
Real estate loans:
Residential	$394,445	$(16,765)	$—	$—	$377,680
Multi-family	—	7,254	—	—	7,254
Commercial	333,596	3,742	—	—	337,338
Construction and land	46,672	(8,189)	—	—	38,483
Home equity line of credit (HELOC)	—	23,949	—	—	23,949
Commercial and industrial	41,764	(4,100)	—	1,643	39,307
Consumer	38,978	(10,957)	—	1,000	29,021

Total loans	855,455	(5,066)	—	2,643	853,032

Off-balance sheet commitments	56,091	20,354	—	—	76,445

Total allowance for credit losses	$911,546	$15,288	$—	$2,643	$929,477

No accrued interest was written off during the years-ended March 31, 2026 and 2025.

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans and consumer loans, by class as of March 31, 2026 and 2025, follows:

	Term Loans Amortized Cost Basis by Origination Year
	For the Year Ended March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
Multi-family
Risk rating:
Pass	$600,000	$483,814	$—	$—	$—	$746,450	$1,830,264
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$600,000	$483,814	$—	$—	$—	$746,450	$1,830,264

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$5,895,965	$2,956,234	$3,823,854	$2,582,546	$5,693,228	$5,004,409	$25,956,236
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,351,832	1,351,832
Doubtful	—	—	—	—	—	—	—
Total	$5,895,965	$2,956,234	$3,823,854	$2,582,546	$5,693,228	$6,356,241	$27,308,068

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$1,917,957	—	128,716	$53,100	$—	$—	$2,099,773
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,917,957	$—	$128,716	$53,100	$—	$—	$2,099,773

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$2,456,388	$1,481,377	$392,102	$321,364	$7,130	$1,638,390	$6,296,751
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	7,834	—	—	7,834
Doubtful	—	—	—	—	—	—	—
Total	$2,456,388	$1,481,377	$392,102	$329,198	$7,130	$1,638,390	$6,304,585

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	For the Year-Ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Multi-family
Risk rating:
Pass	$496,289	$—	$—	$—	$245,382	$857,250	$1,598,921
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$496,289	$—	$—	$—	$245,382	$857,250	$1,598,921

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$1,828,141	$4,459,310	$2,713,003	$6,474,191	$1,208,474	$7,175,915	$23,859,034
Special Mention	—	—	—	—	—	329,190	329,190
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,828,141	$4,459,310	$2,713,003	$6,474,191	$1,208,474	$7,505,105	$24,188,224

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$2,216,911	230,925	$62,268	$—	$—	$—	$2,510,104
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,216,911	$230,925	$62,268	$—	$—	$—	$2,510,104

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$737,986	$554,813	$232,337	$22,721	$192,147	$2,139,297	$3,879,301
Special Mention	48,573	—	263,397	—	—	64,369	376,339
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$786,559	$554,813	$495,734	$22,721	$192,147	$2,203,666	$4,255,640

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
	For the Year Ended March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
Residential real estate
Payment performance
Performing	$5,799,061	$5,222,062	$5,223,155	$12,130,828	$21,443,140	$18,040,056	$67,858,302
Nonperforming	—	—	—	—	—	129,899	129,899
Total	$5,799,061	$5,222,062	$5,223,155	$12,130,828	$21,443,140	$18,169,955	$67,988,201

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$1,303,500	$913,692	$394,124	$1,475,181	$212,485	$531,105	$4,830,087
Nonperforming	—	—	87,932	23,846	—	—	111,778
Total	$1,303,500	$913,692	$482,056	$1,499,027	$212,485	$531,105	$4,941,865

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$367,168	$131,504	$336,504	$194,011	$44,521	$34,611	$1,108,319
Nonperforming	—	—	—	—	—	—	—
Total	$367,168	$131,504	$336,504	$194,011	$44,521	$34,611	$1,108,319

Current period gross charge-offs	$—	$—	$—	$1,366	$—	$—	$1,366

	Term Loans Amortized Cost Basis by Origination Year
	For the Year Ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential real estate
Payment performance
Performing	$5,843,462	$5,880,218	$13,932,210	$22,841,159	$9,558,563	$11,426,475	$69,482,087
Nonperforming	—	—	289,886	—	129,899	—	419,785
Total	$5,843,462	$5,880,218	$14,222,096	$22,841,159	$9,688,462	$11,426,475	$69,901,872

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$817,049	$763,590	$1,738,174	$222,077	$236,949	$513,280	$4,291,119
Nonperforming	—	91,783	—	—	22,106	—	113,889
Total	$817,049	$855,373	$1,738,174	$222,077	$259,055	$513,280	$4,405,008

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$268,821	$394,604	$376,961	$115,317	$1,338	$50,897	$1,207,938
Nonperforming	—	81,925	—	—	—	—	81,925
Total	$268,821	$476,529	$376,961	$115,317	$1,338	$50,897	$1,289,863

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the fiscal year ended March 31, 2026 and 2025.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2026 and 2025:

	March 31, 2026
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$188,678	$—	$129,899	$318,577	$67,669,624	$67,988,201	$—
Multi-family	—	—	—	—	1,830,264	1,830,264	—
Commercial	258,744	—	—	258,744	27,049,324	27,308,068	—
Construction and land	—	—	—	—	2,099,773	2,099,773	—
Home equity line of credit (HELOC)	—	—	23,846	23,846	4,918,019	4,941,865	—
Commercial and industrial	—	—	—	—	6,304,585	6,304,585	—
Consumer	—	—	—	—	1,108,319	1,108,319	—

Total	$447,422	$—	$153,745	$601,167	$110,979,908	$111,581,075	$—

	March 31, 2025
			90 Days				Total Loans >
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$—	$—	$—	$—	$69,901,872	$69,901,872	$—
Multi-family	—	—	—	—	1,598,921	1,598,921	—
Commercial	—	—	—	—	24,188,224	24,188,224	—
Construction and land	—	—	—	—	2,510,104	2,510,104	—
Home equity line of credit (HELOC)	—	—	—	—	4,405,008	4,405,008	—
Commercial and industrial	—	—	—	—	4,255,640	4,255,640	—
Consumer	—	—	—	—	1,289,863	1,289,863	—

Total	$—	$—	$—	$—	$108,149,632	$108,149,632	$—

The following table presents the amortized cost basis and collateral type of collateral dependent loans by class as of March 31, 2026 and 2025:

	Real	Business
March 31, 2026	estate	assets	Total
Real estate loans:
Residential	$445,832	$—	$445,832
Multi-family	—	—	—
Commercial	1,351,832	—	1,351,832
Construction and land	—	—	—
Home equity line of credit (HELOC)	111,778	—	111,778
Commercial and industrial	—	296,926	296,926
Consumer	—	—	—

	$1,909,442	$296,926	$2,206,368

	Real	Business
March 31, 2025	estate	assets	Total
Real estate loans:
Residential	$—	$—	$—
Multi-family	—	—	—
Commercial	329,190	—	329,190
Construction and land	—	—	—
Home equity line of credit (HELOC)	—	—	—
Commercial and industrial	—	362,943	362,943
Consumer	—	—	—

	$329,190	$362,943	$692,133

Nonaccrual loans were as follows at March 31, 2026:

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$129,899	—	$129,899
Home equity line of credit (HELOC)	23,846	87,932	111,778
Commercial and industrial	7,834	—	7,834
Consumer	—	—	—
Total nonaccrual loans	$161,579	87,932	$249,511

Nonaccrual loans were as follows at March 31, 2025:

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$419,785	—	$419,785
Home equity line of credit (HELOC)	113,889	—	113,889
Commercial and industrial	13,397	—	13,397
Consumer	81,925	—	81,925
Total nonaccrual loans	$628,996	—	$628,996

There were no loan modifications during the fiscal year ended March 31, 2026. There was one commercial and industrial loan in the amount of approximately $49,000, or 1.2%, of total commercial and industrial loans, modified for a borrower experiencing financial difficulties during the fiscal year ended March 31, 2025. This modification increased the loan balance from approximately $30,000 to approximately $52,000 and extended the loan term by 3 years. The loan is performing at March 31, 2026.

Note 4: Premises and Equipment

Major classifications of premises and equipment, stated at cost, at March 31, 2026 and March 31, 2025 are as follows:

	March 31,
	2026	2025
Land	$937,075	$937,075
Buildings and improvements	5,199,747	5,137,652
Furniture and equipment	2,334,430	2,244,327

Total	8,471,252	8,319,054
Less accumulated depreciation	(3,440,435)	(3,194,040)

Net premises and equipment	$5,030,817	$5,125,014

Depreciation expense was $246,336 and $262,384 for the years ended March 31, 2026 and 2025, respectively.

Note 5: Leases

During the year ended March 31, 2026, the Company leased facilities for a branch office. The agreement requires monthly rentals totaling approximately $35,000 in fiscal year 2027. The lease has an original lease period of five years and an extension option for one year lease terms thereafter. The Company is responsible for all license fees, maintenance, repairs, insurance, and telephone expenses.

The Company accounts for leases in accordance with ASC 842 Leases and carries on the consolidated balance sheets a right-of-use asset (“ROU”) included in other assets and lease liability included in accrued interest payable and other liabilities. The Company did not include optional lease term extensions in the ROU assets and lease liabilities, as it is not reasonably certain that the term extensions will be exercised. To calculate the present value of lease payments not yet paid, the Company used the FHLB of Cincinnati five-year fixed rate advance rate for the term of the lease that was in place as of the adoption date or lease inception date, whichever was later.

At March 31, 2026 and March 31, 2025, the Company’s consolidated balance sheet included a $109,021 and $138,728, respectively, right-of-use asset and lease liability. At March 31, 2026, the lease liability is amortizing over a weighted-average remaining term of 3 years. The weighted-average discount rate used to calculate the present value of future minimum lease payments was 4.65% at March 31, 2026.

Total lease expense incurred under terms of this lease amounted to $33,935 for the year ended March 31, 2026, compared to $28,524 for the year ended March 31, 2025.

The minimum basic undiscounted rental commitment under the previously described lease arrangement in years after March 31, 2026 and March 31, 2025 is presented below.

Year Ending March 31,
	2026	2025

2026	$—	34,096
2027	34,899	35,119
2028	35,946	36,173
2029	37,025	37,258
2030	9,324	9,383
Total minimum lease payments	117,194	152,029
Less amount representing interest	8,173	13,301
Present value of net minimum lease payments	$109,021	138,728

Note 6:Time Deposits

Time deposits in denominations of $250,000 or more were approximately $7,643,000 and $6,745,000 at March 31, 2026 and 2025, respectively.

At March 31, 2026, the scheduled maturities of time deposits were as follows:

March 31,
2026
Within one year	$29,699,799
One year to two years	6,294,369
Two years to three years	770,883
Three years to four years	4,072,474
Four years to five years	269,929
Thereafter	236,823

$41,344,277

At March 31, 2026 and 2025, the Company had one significant customer deposit account with a total deposit balance of approximately $5,617,000 and $11,139,000, respectively.

Note 7:Borrowings

Federal Home Loan Bank (FHLB) advances consisted of the following as of March 31, 2026 and March 31, 2025:

	March 31, 2026		March 31, 2025
	Interest		Interest
	Rate	Amount	Rate	Amount
Scheduled to mature year ending March 31,
2026			4.90%	$1,000,000
2026			4.51	8,972,000
2027	3.82%	$3,834,000
		$3,834,000		$9,972,000

The Company has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Company and a blanket pledge of approximately $69,030,000 and $68,884,000 of its qualifying mortgage assets as of March 31, 2026 and 2025, respectively. Based on this collateral, the Company was eligible to borrow up to a total of approximately $39,099,000 and $35,379,000 as of March 31, 2026 and 2025, respectively.

Maturities of FHLB advances were as follows at March 31, 2026:

March 31,
2026
Within one year	$3,834,000

The Company had an available line of credit with the Federal Reserve Bank totaling $5,692,000 and $6,706,000 at March 31, 2026 and 2025, respectively. The line of credit was collateralized by a pledge of certain commercial loans totaling $11,244,000 and $13,290,000 as of March 31, 2026 and 2025, respectively. The Company had no outstanding borrowings on this line at March 31, 2026 and 2025.

The Company also has an available line of credit with United Bankers Bank totaling $5,000,000 and $4,976,000 at March 31, 2026 and 2025, respectively. The Company had no outstanding borrowings on this line at March 31, 2026 and 2025.

Note 8: Income Taxes

The provision for income taxes (benefit) for the years ended March 31, 2026 and 2025, includes these components:

	For the Year Ended
	March 31,
	2026	2025
Taxes currently payable	$48,341	$(19,271)
Deferred income taxes	(232,627)	(113,744)

Income tax expense (benefit)	$(184,286)	$(133,015)

A reconciliation of the federal income tax expense (benefit) expense at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	For the Year Ended March 31,
	2026		2025
Computed at statutory rate (21%)	$(146,766)	(21.00)%	$(96,528)	(21.00)%
Increase (decrease) resulting from:
Bank owned life insurance	(26,947)	(3.86)%	(23,977)	(5.22)%
Nontaxable interest income on municipal securities	(12,262)	(1.78)%	(12,611)	(2.74)%
Other	1,689	0.27%	101	0.02%

Actual income tax expense (benefit)	$(184,286)	(26.37)%	$(133,015)	(28.94)%

The composition of the Company’s net deferred tax asset at March 31, 2026 and 2025, is as follows:

	March 31,
	2026	2025
Deferred tax assets
Allowance for credit losses	$162,107	$174,065
Deferred loan origination fees	53,159	63,107
Deferred compensation	129,873	127,726
Stock compensation	3,471	—
Net operating loss carryforward	500,361	254,490
Charitable contribution carryforward	8,404	3,814
Unrealized losses on available-for-sale securities	860,274	1,074,501

Deferred tax assets	1,717,649	1,697,703

Deferred tax liabilities
Depreciation	(207,292)	(225,871)
Other	(20,380)	—
Accrual to cash adjustments	(111,936)	(112,191)

Deferred tax liabilities	(339,608)	(338,062)

Net deferred tax asset	$1,378,041	$1,359,641

Retained earnings at March 31, 2026 and 2025, includes approximately $1.0 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $210,000 at both March 31, 2026 and 2025.

At March 31, 2026 and 2025, the Company had available unused federal net operating loss carryforwards totaling approximately $2.4 million and $1.2 million that may be applied against future federal taxable income. The net operating loss carryforwards do not expire, but their use is limited to 80% of taxable income in any one carryforward year.

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

The Bank elected to begin using the CBLR during the year ended March 31, 2025. The Bank’s CBLR was 9.6% and 10.0%, respectively, as of March 31, 2026 and 2025.

Management believes, as of March 31, 2026 and 2025, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2026, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Note 10: Related Party Transactions

The Company had loans outstanding to certain of its executive officers, directors, and their related interests. Activity in these loans for the years ended March 31, 2026 and 2025 is presented in the following table.

	For the Year Ended
	March 31,
	2026	2025
Balance at beginning of year	$1,597,074	$1,792,267

New borrowings	126,925	16,919

Repayments	(526,331)	(161,413)

Change in related party	(88,962)	(50,699)

Balance at end of year	$1,108,706	$1,597,074

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

Deposits from related parties of the Company at March 31, 2026 and 2025 totaled approximately $386,000 and $251,000, respectively.

Note 11: Benefit Plans

Profit Sharing Plan

The Company has a contributory profit-sharing plan covering substantially all employees. Employees may contribute up to 25% of their compensation. Employer contributions to the plan are made annually at the discretion of the Board of Directors. The Company’s expense for this plan totaled $113,948 and $105,213 for the years ended March 31, 2026 and 2025, respectively.

Directors Retirement Plan

The Company maintains an unfunded nonqualified director’s retirement plan. The plan provides for payment of benefits to each director upon termination of service with the Company. Participants vest 50%, 75%, and 100% after six, nine, and twelve years of service, respectively. Expense is recognized based upon the present value of benefits due each participant on the full-eligibility date using a 4.00% discount factor. The liability recognized for the plan totaled $336,063 and $348,257 at March 31, 2026 and 2025, respectively. The Company made payments under this plan totaling $28,650 and $26,400 for the years ended March 31, 2026 and 2025, respectively. Estimated future payments are as follow:

For the years ended March 31,
2027	$40,650
2028	44,400
2029	36,700
2030	36,000
2031	27,750
Thereafter	272,250

$457,750

The Company also maintains a deferred compensation plan for directors. The related accrued liability as of March 31, 2026 and 2025 was $282,382 and $259,960, respectively. The expense recognized for both the director’s retirement plan and the deferred compensation plan totaled $27,642 and $59,601 for the years ended March 31, 2026 and 2025, respectively.

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

The annual contribution to the ESOP was made during the year ended March 31, 2026, as loan payments are made annually on December 31 of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $25,041 and $30,066 for the years ended March 31, 2026 and 2025,

At March 31, 2026, there were 3,685 shares allocated to participants, 461 shares committed to be released and 32,705 unallocated shares. The fair value of unallocated ESOP shares totaled $377,746 at March 31, 2026.

Note 13: Stock-Based Compensation

Under its equity incentive plan, the Company may grant stock options and restricted stock awards to certain officers, employees, and directors. This plan is administered by a committee of the Board of Directors. At March 31, 2026, approximately 68,436 shares were available for grant under the plan. A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for year ended March 31, 2026 were as follows:

For the Year Ended March 31, 2026

Dividend Yield	0.00%
Expected Volatility	29.60%
Risk-free interest rate	3.92%
Expected average life (in years)	6.5
Weighted average per share fair value of options	$4.44

The Company’s restricted stock activity as of March 31, 2026 is summarized below:

	Weighted Average Grant	Restricted Shares
Restricted Stock	Date Fair Value	Outstanding

Outstanding March 31, 2025	$—	—
Granted	11.46	14,996
Forfeited	—	—
Outstanding March 31, 2026	$11.46	14,996

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $7,209 in restricted stock expense during the fiscal year ended March 31, 2026. At March 31, 2026, the Company had $164,670 in estimated unrecognized compensation costs related to restricted stock shares that is expected to be recognized over a weighted average period of 4.8 years.

The Company’s stock option activity as of March 31, 2026 is summarized below:

	Option		Weighted Average
	Shares	Weighted-Average	Remaining	Aggregate
Stock Options	Outstanding	Exercise Price	Life (Years)	Intrinsic Value
Outstanding - March 31, 2025
Granted	50,008	11.46	9.8	$12,634
Exercised	—	—	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Outstanding - March 31, 2026	50,008	$11.46	9.8	$12,634
Exercisable - March 31, 2026	—	—	—	—

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $9,319 in stock option expense during the fiscal year ended March 31, 2026. At March 31, 2026, the Company had $212,717 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 4.8 years.

Note 14: Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and 2025:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
U.S. Government agencies	$2,316,223	$—	$2,316,223	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	7,066,815	—	7,066,815	—
State and political subdivisions	8,592,851	—	8,592,851	—
Time deposits	470,538	—	470,538	—

March 31, 2025
U.S. Government agencies	$2,753,912	$—	$2,753,912	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	9,511,736	—	9,511,736	—
State and political subdivisions	10,199,529	—	10,199,529	—
Time deposits	678,015	—	678,015	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the fiscal year ended March 31, 2026 and 2025.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and 2025.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Collateral dependent loans	$2,188,154	$—	$—	$2,188,154

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
March 31, 2026
Collateral dependent loans	$2,188,154	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 25% (23%)

The collateral dependent loans had a carrying value of $2,206,368. An allowance balance of $18,214 was recorded to write down the loan to fair value.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Collateral dependent loans	$44,144	$—	$—	$44,144

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
March 31, 2025
Collateral dependent loans	$44,144	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 50% (46%)

The collateral dependent loan had a carrying value of $48,573. An allowance balance of $4,429 was recorded to write down the loan to fair value.

The Company used the following methods and assumptions to estimate fair value of financial instruments not carried at fair value on the balance sheet:

●	Cash and cash equivalents – Fair value approximates the carrying value.
●	Loans, net – Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of individual analyzed and other non-performing loans is estimated using discounted expected cash flows or fair value of the underlying collateral, if applicable.
●	Restricted Stock – Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.
●	Accrued interest receivable and payable – Fair value approximates carrying value.
●	Bank-owned life insurance – Fair value is based on reported values of the assets.
●	Deposits- Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.
●	FHLB Advances – Fair value is based on the present value of cash flows given the current yield curve.

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets as of March 31, 2026 and 2025 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and cash equivalents	$1,455,390	$1,455,390	1,455,390	$—	$—
Loans, net	110,528,620	106,053,425	—	—	106,053,425
Restricted stock	728,200	728,200	—	728,200	—
Bank owned life insurance	3,733,511	3,733,511	3,733,511	—	—
Accrued interest receivable	476,985	476,985	476,985	—	—

Financial liabilities:
Deposits	124,549,781	124,268,640	83,205,504	—	41,063,136
FHLB advances	3,834,000	3,840,000	—	—	3,840,000
Accrued interest payable	25,640	25,640	25,640	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$2,077,767	$2,077,767	2,077,767	$—	$—
Loans, net	106,996,088	100,574,741	—	—	100,574,741
Restricted stock	836,600	836,600	—	836,600	—
Bank owned life insurance	3,605,191	3,605,191	3,605,191	—	—
Accrued interest receivable	469,009	469,009	469,009	—	—

Financial liabilities:
Deposits	120,664,190	108,815,000	75,356,185	—	33,458,815
FHLB advances	9,972,000	9,987,000	—	—	9,987,000
Accrued interest payable	35,627	35,627	35,627	—	—

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

Note 15: Commitments and Credit Risks

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

Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.

Commitments outstanding at March 31, 2026 and 2025 were as follows:

	March 31,
	2026	2025
Commitments to originate loans	$3,900,500	$1,571,000
Undisbursed balance of loans closed	15,411,883	14,688,000

Total	$19,312,383	$16,259,000

Note 16: Accumulated Other Comprehensive Loss

The components of other accumulated comprehensive loss, included in stockholders’ equity, are as follows at March 31, 2026 and 2025:

	Unrealized Gains		Unrealized Gains
	and Losses on		and Losses on
	Available-for-Sale		Available-for-Sale
	Securities	Tax	Securities
	(Gross)	Effect	(Net)
Accumulated other comprehensive loss at April 1, 2024	$(5,510,124)	$(1,157,127)	$(4,352,997)

Other comprehensive income	393,454	82,626	310,828

Accumulated other comprehensive loss at March 31, 2025	$(5,116,670)	$(1,074,501)	$(4,042,169)

Accumulated other comprehensive loss at March 31, 2025	$(5,116,670)	$(1,074,501)	$(4,042,169)

Other comprehensive income	1,020,127	214,227	805,900

Accumulated other comprehensive loss at March 31, 2026	$(4,096,543)	$(860,274)	$(3,236,269)

Note 17: Earnings (Loss) Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released. Dilutive earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock), using the treasury stock method. Stock options and stock awards were evaluated and were excluded from diluted EPS calculations for the fiscal year ended March 31, 2026 as they were anti-dilutive. The Company had no dilutive or potentially dilutive securities during the fiscal year ended March 31, 2025. Presented below are the calculations for basic and diluted earnings per common share.

	For the year ended
	March 31,
	2026	2025

Net Loss	$(514,598)	$(326,640)

Weighted-average shares issued	526,438	526,438
Less weighted-average unearned ESOP shares	$33,618	$35,275
Weighted-average shares outstanding	492,820	491,163

Loss per share - basic and diluted	$(1.04)	$(0.67)

Note 18: Condensed Parent Company Only Financial Information

Parent Only Condensed Balance Sheet

	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Assets
Cash in bank subsidiary	$1,496,070	$1,496,070
Investment in subsidiary, at underlying equity	10,858,039	10,276,899
Loan receivable - ESOP	330,629	338,804
Other assets	178,092	61,446
Total assets	12,862,830	12,173,219

Liabilities and Stockholders' Equity
Liabilities
Other liabilities	461,426	104,686
Total liabilities	$461,426	$104,686

Stockholders' Equity
Common stock - $.01 par value, 14,000,000 shares authorized, 541,434 shares issued at March 31, 2026 and 2025	5,264	5,264
Additional paid in capital	3,882,997	3,859,854
Unallocated common stock of ESOP	(327,052)	(345,478)
Retained earnings	12,076,464	12,591,062
Treasury stock - 21,000 shares	(210,000)	(210,000)
Deferred compensation plan - Rabbi Trust - 21,000 shares	210,000	210,000
Accumulated other comprehensive loss	(3,236,269)	(4,042,169)
Total stockholders' equity	12,401,404	12,068,533
Total liabilities and stockholders' equity	$12,862,830	$12,173,219

Parent Only Condensed Statement of Operations

	Year Ended	Year Ended
	March 31,	March 31,
	2026	2025
Interest income
Income on ESOP loan	$26,941	$12,349
Total interest income	26,941	12,349

Noninterest expense
Other noninterest expense	341,206	104,685
Total noninterest expense	341,206	104,685

Loss before income taxes and equity in net loss of Bank	(314,265)	(92,336)

Benefit for income taxes	(65,996)	(19,391)

Net loss before equity in net loss of Bank	(248,269)	(72,945)

Equity in net loss of Bank	(266,329)	(253,695)

Net loss	$(514,598)	$(326,640)

Parent Only Statement of Cash Flows

	Year Ended	Year Ended
	March 31,	March 31,
	2026	2025
Operating Activities
Net loss	$(514,598)	$(326,640)
Items not requiring (providing) cash:
Undistributed loss of bank	266,329	253,695
Net change in other assets	(116,646)	(61,446)
Net change in other liabilities	356,740	104,685
Net cash used in operating activities	(8,175)	(29,706)

Investing Activities
Capital contribution in the Bank	0	(1,993,504)
Payment received on ESOP note	8,175	29,706
Net cash used in investing activities	8,175	(1,963,798)

Financing Activities
Gross proceeds from stock offering	0	5,264,380
Stock offering costs, net	0	(1,406,296)
Purchase of ESOP shares	0	(368,510)
Net cash provided by financing activities	0	3,489,574

Increase in Cash and Cash Equivalents	0	1,496,070

Cash and Cash Equivalents, Beginning of Period	1,496,070	0

Cash and Cash Equivalents, End of Period	$1,496,070	$1,496,070

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The system of internal control over financial reporting as it relates to the consolidated financial statements is evaluated for effectiveness by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the Company’s system of internal control over financial reporting as of March 31, 2026, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of March 31, 2026, the Company’s system of internal control over financial reporting was effective and met the criteria of the “Internal Control Integrated Framework.”

Item 9B. Other Information

During the twelve months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers Who Do Not Serve as Directors,” “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee.”

  The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Investors section of the Bank’s Internet Web site (www.monroefederal.com).

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation.”

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Securities Authorized for Issuance under Stock-Based Compensation Plans

The following information is presented as of March 31, 2026 for the Monroe Federal Bancorp, Inc. 2025 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-average exercise price of outstanding options, warrants and rights (Column B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by stockholders	68,436	$11.46	3,432
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	68,436	$11.46	3,432

Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by an person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, And Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” and “Business Items to be Voted on by Stockholders – Item 1 – Election of Directors.”

Item 14. Principal Account Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Business Items to be Voted on by Stockholders – Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Fees” and “-Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

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
10.1

Employment Agreement between Monroe Federal Savings and Loan Association and Lewis R. Renollet †(incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 (Commission File No. 001-56702), as filed on July 3, 2025)

10.2

Form of Change in Control Agreement between Monroe Federal Savings and Loan Association and certain executive officers (incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-280165), as filed on June 13, 2024) †

10.3

Monroe Federal Savings and Loan Association Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-280165), as filed on June 13, 2024) †

10.4

Monroe Federal Savings and Loan Association Amended and Restated Director Retirement Plan (incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1, as amended (Commission File 202No. 333-280165), as filed on June 13, 2024) †

19

Policy Regarding Insider Trading (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 (commission File No. 001-56702) as filed on July 3, 2025)

21

Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 (Commission File No. 001-56702), as filed on July 3, 2025)

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL

†	Denotes a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONROE FEDERAL BANCORP, INC.

/s/ Lewis R. Renollet
Date: June 25, 2026	Lewis R. Renollet
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lewis R. Renollet	President, Chief Executive	June 25, 2026
Lewis R. Renollet	Officer and a Director (Principal Executive Officer)

/s/ Lisa M. Bird	Chief Financial Officer and	June 25, 2026
Lisa M. Bird	Treasurer (Principal Financial and Accounting Officer)

/s/ Julie M. Broerman-Daniels	Director	June 25, 2026
Julie M. Broerman-Daniels

/s/ Andrew L. Davidson	Director (Chairman of the Board)	June 25, 2026
Andrew L. Davidson

/s/ Anthony H. Heinl	Director	June 25, 2026
Anthony H. Heinl

/s/ Jonathan J. Steinke	Director	June 25, 2026
Jonathan J. Steinke

/s/ Sarah G. Worley	Director	June 25, 2026
Sarah G. Worley