Form 10-Q
period 2026-06-30
Monroe Federal Bancorp, Inc.
filed 2026-08-14
CIK 2024899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

541,434 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 14, 2026.

Monroe Federal Bancorp, Inc.

Form 10-Q

Part I — Financial Information

Item 1. Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Balance Sheets

	June 30,	March 31,
	2026	2026
	(Unaudited)
Assets
Cash and due from banks	$1,192,314	$1,315,276
Interest-bearing deposits in other financial institutions	313,966	99,114
Federal funds sold	459,000	41,000
Cash and cash equivalents	1,965,280	1,455,390

Available-for-sale securities	18,379,042	18,446,427
Loans receivable	112,840,817	111,327,938
Allowance for credit losses	(805,756)	(799,318)
Net loans	112,035,061	110,528,620

Premises and equipment	4,970,346	5,030,817
Restricted stock	657,600	728,200
Bank owned life insurance	3,767,816	3,733,511
Accrued interest receivable	448,591	476,985
Net deferred federal income taxes	1,343,430	1,378,041
Other assets	573,003	650,759
Total assets	$144,140,169	$142,428,750

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand	$32,604,119	$31,656,469
Savings and money market	48,675,750	51,549,035
Time	41,029,262	41,344,277
Total deposits	122,309,131	124,549,781
Advances from the Federal Home Loan Bank	7,434,000	3,834,000
Advances by borrowers for taxes and insurance	641,862	402,350
Directors plan liability	626,477	618,445
Accrued interest payable and other liabilities	573,609	622,770
Total liabilities	131,585,079	130,027,346

Stockholders' Equity
Preferred stock - $.01 par value, 1,000,000 shares authorized	—	—
Common stock - $.01 par value, 14,000,000 shares authorized, 541,434 shares issued and outstanding at June 30, 2026 and March 31, 2026(2)	5,264	5,264
Additional paid in capital	3,903,379	3,882,997
Unallocated common stock of ESOP	(322,446)	(327,052)
Retained earnings	12,074,956	12,076,464
Treasury stock - 21,000 shares(1)	(210,000)	(210,000)
Deferred compensation plan - Rabbi Trust - 21,000 shares	210,000	210,000
Accumulated other comprehensive loss	(3,106,063)	(3,236,269)
Total stockholders' equity	12,555,090	12,401,404
Total liabilities and stockholders' equity	$144,140,169	$142,428,750
(1)	Shares held in treasury stock relate to the 21,000 shares held in a Rabbi Trust for the deferred compensation plan.
(2)	Common stock shares issued and outstanding includes 14,996 unvested restricted stock awards that are legally considered issued and outstanding as of grant date.

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2026			2025
Interest income
Loans		$1,458,641		$1,356,245
Investment securities		98,019	`	120,219
Interest-bearing deposits and other		20,192		24,519

Total interest income		1,576,852		1,500,983

Interest expense
Deposits		536,525		474,786
Borrowings		57,769		118,713

Total interest expense		594,294		593,499

Net interest income		982,558		907,484

Provision for credit losses		20,778		80,388

Net interest income after provision for credit losses		961,780		827,096

Noninterest income
Service fees on deposits		40,896		42,781
Late charges and fees on loans		7,870		5,386
Loan servicing fees		3,056		3,315
Increase in cash surrender value of bank owned life insurance		34,305		30,840
Other income		10,182		7,990

Total noninterest income		96,309		90,312

Noninterest expense
Salaries and employee benefits		537,218		542,418
Directors fees		25,400		30,300
Occupancy and equipment		139,515		140,446
Data processing fees		129,018		132,471
Franchise taxes		25,308		24,000
FDIC insurance premiums		20,691		17,569
Professional services		44,207		83,303
Advertising		17,289		15,443
Other		132,194		117,122

Total noninterest expense		1,070,840		1,103,072

Loss before income taxes		(12,751)		(185,664)

Benefit for income taxes		(11,243)		(50,552)

Net loss		$(1,508)		$(135,112)

Loss per weighted average share
Basic		$0.00		(0.27)
Diluted	$	N/A		N/A

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	June 30,
	2026	2025
Net loss	$(1,508)	$(135,112)

Other comprehensive income
Net unrealized gains on available-for-sale securities	164,817	87,299

Tax benefit	(34,611)	(18,333)

Other comprehensive income	130,206	68,966

Comprehensive income (loss)	$128,698	$(66,146)

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended					Accumulated
June 30, 2025 and June 30, 2026			Unallocated		Other		Deferred	Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Compensation Plan	Stockholders'
	Stock	Paid in Capital	of ESOP	Earnings	Income (Loss)	Stock	Rabbi Trust	Equity
Balance at April 1, 2025	$5,264	$3,859,854	$(345,478)	$12,591,062	$(4,042,169)	$(210,000)	$210,000	$12,068,533

Net loss	—	—	—	(135,112)	—	—	—	(135,112)

Release of ESOP shares	—	2,972	4,606	—	—	—	—	7,578

Other comprehensive income	—	—	—	—	68,966	—	—	68,966

Balance at June 30, 2025	$5,264	$3,862,826	$(340,872)	$12,455,950	$(3,973,203)	$(210,000)	$210,000	$12,009,965

Balance at April 1, 2026	$5,264	$3,882,997	$(327,052)	$12,076,464	$(3,236,269)	$(210,000)	210,000	$12,401,404

Net loss	—	—	—	(1,508)	—	—	—	(1,508)

Release of ESOP shares	—	740	4,606	—	—	—	—	5,346

Stock-based compensation expense	—	19,642	—	—	—	—	—	19,642

Other comprehensive income	—	—	—	—	130,206	—	—	130,206

Balance at June 30, 2026	$5,264	$3,903,379	$(322,446)	$12,074,956	$(3,106,063)	$(210,000)	$210,000	$12,555,090

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2026	2025
Operating Activities
Net loss	$(1,508)	$(135,112)
Items not requiring (providing) cash:
Depreciation and amortization	60,471	61,987
Amortization of premiums and discounts	19,656	33,235
Accretion (amortization) of deferred loan fees	(13,679)	(24,707)
Benefit for deferred income taxes	—	(52,916)
Provision for credit losses	20,778	80,388
Increase in cash surrender value of bank owned life insurance	(34,305)	(30,840)
Stock awards and options compensation expense	19,642	—
Release of ESOP shares	5,346	7,578
Changes in:
Accrued interest receivable	28,394	12,929
Other assets	77,756	37,536
Accrued interest payable and other liabilities	(55,469)	(35,108)

Net cash provided by (used in) operating activities	127,082	(45,030)

Investing Activities
Proceeds from calls, maturities and paydowns of available-for-sale securities	212,546	349,080
Net change in loans	(1,499,200)	(1,395,191)
Purchase of premises and equipment	—	(6,749)
Redemption (purchase) of restricted stock	70,600	(31,000)

Net cash used in investing activities	(1,216,054)	(1,083,860)

Financing Activities
Net (decrease) increase in deposit accounts	(2,240,650)	4,498,144
Proceeds from Federal Home Loan Bank advances	8,034,000	13,040,000
Repayment of Federal Home Loan Bank advances	(4,434,000)	(16,535,000)
Increase in advances from borrowers for taxes and insurance	239,512	262,172

Net cash provided by financing activities	1,598,862	1,265,316

Increase in Cash and Cash Equivalents	509,890	136,426

Cash and Cash Equivalents, Beginning of Period	1,455,390	2,077,767

Cash and Cash Equivalents, End of Period	$1,965,280	$2,214,193

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$594,691	$587,347
Income taxes paid	—	—

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

The consolidated financial statements included herein as of June 30, 2026, and for the interim three-month periods ended June 30, 2026 and 2025 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets, statement of operations, changes in stockholders’ equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the consolidated financial statements. The results of operations for the three months ended June 30, 2026 are not necessarily indicative of the results of operations for the full fiscal year.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, as filed by Monroe Federal Bancorp with the Securities and Exchange Commission on June 25, 2026.

Segment Information

The Bank operates under a single reportable segment which relates primarily to banking operations. The segment is also distinguished by the level of information provided by the CFO, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CEO and CFO will evaluate the financial performance of the Bank’s business components such as evaluating revenue streams, significant expenses, and budget to actual results in assessing the Bank’s segment and in the determination of allocating resources. The CEO and CFO use revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CEO and CFO use net income to benchmark the Bank against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense and salaries and employee benefits, as reported on the statements of operations, provide the significant expenses in the banking operation. All operations are domestic.

The Bank operates under a single segment. Segment performance is evaluated using net income. The measure of segment assets is reported on the balance sheets as total assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the statements of cash flows.

Principles of Consolidation

The consolidated financial statements as of and for the period ended June 30, 2026, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Allowance for Credit Losses

The allowance for credit losses (ACL) is a valuation allowance for estimated credit losses. The ACL is established through a provision for credit losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Accrued interest receivable on securities totaled $86,381 and $101,454 at June 30, 2026 and March 31, 2026, respectively. The Company made the policy election to exclude accrued interest receivable on securities from the estimate of credit losses.

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

Loans

The ACL is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. Accrued interest receivable on loans totaled $362,210 and $375,531 at June 30, 2026 and March 31, 2026, respectively. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments totaled $86,314 and $71,974 at June 30, 2026 and March 31, 2026, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

Note 2:Investment Securities

The amortized cost and fair values, together with gross unrealized gains and losses on securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
June 30, 2026
U.S. Government agencies	$2,700,751	$—	$(391,459)	$2,309,292
Mortgage-backed Government Sponsored Enterprises (GSEs)	8,342,981	—	(1,497,578)	6,845,403
State and political subdivisions	10,769,807	—	(2,016,664)	8,753,143
Time deposits	497,229	—	(26,025)	471,204
	$22,310,768	$—	$(3,931,726)	$18,379,042

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2026
U.S. Government agencies	$2,700,793	$—	$(384,570)	$2,316,223
Mortgage-backed Government Sponsored Enterprises (GSEs)	8,558,140	—	(1,491,325)	7,066,815
State and political subdivisions	10,786,860	—	(2,194,009)	8,592,851
Time deposits	497,177	—	(26,639)	470,538

	$22,542,970	$—	$(4,096,543)	$18,446,427

The amortized cost and fair value of available-for-sale securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
June 30, 2026
Within one year	$248,000	$247,829
One to five years	1,459,230	1,294,118
Five to ten years	3,095,201	2,632,917
After ten years	9,165,356	7,358,775
	13,967,787	11,533,639
Mortgage-backed GSEs	8,342,981	6,845,403

Totals	$22,310,768	$18,379,042

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $3,442,000 and $3,476,000 at June 30, 2026 and March 31, 2026, respectively.

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

The following table shows the number of securities and aggregate fair value depreciation at June 30, 2026 and March 31, 2026.

	June 30, 2026		March 31, 2026
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	Depreciation	securities	Depreciation
Available for sale
U.S. Government agencies	7	(14.5)%	7	(14.2)%
Mortgage-backed Government Sponsored Enterprises (GSEs)	24	(18.0)%	24	(17.4)%
State and political subdivisions	28	(18.7)%	28	(20.3)%
Time deposits	2	(5.2)%	2	(5.4)%

Total portfolio	61	(17.6)%	61	(18.2)%

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and March 31, 2026.

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$301,317	$(1,777)	$2,007,975	$(389,682)	$2,309,292	$(391,459)
Mortgage-backed Government Sponsored Enterprises (GSEs)			6,845,403	(1,497,578)	6,845,403	(1,497,578)
State and political subdivisions			8,753,143	(2,016,664)	8,753,143	(2,016,664)
Time deposits			471,204	(26,025)	471,204	(26,025)

Total portfolio	$301,317	$(1,777)	$18,077,725	$(3,929,949)	$18,379,042	$(3,931,726)

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$301,371	$(1,838)	$2,014,852	$(382,732)	$2,316,223	$(384,570)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	7,066,815	(1,491,325)	7,066,815	(1,491,325)
State and political subdivisions	—	—	8,592,851	(2,194,009)	8,592,851	(2,194,009)
Time deposits	—	—	470,538	(26,639)	470,538	(26,639)

Total portfolio	$301,371	$(1,838)	$18,145,056	$(4,094,705)	$18,446,427	$(4,096,543)

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

Note 3:Loans and Allowance for Credit Losses

Categories of loans were as follows:

	June 30,	March 31,
	2026	2026
Real estate loans:
Residential	$67,266,327	$67,988,201
Multi-family	3,270,200	1,830,264
Commercial	28,058,804	27,308,068
Construction and land	1,859,801	2,099,773
Home equity line of credit (HELOC)	5,142,906	4,941,865
Commercial and industrial	6,187,876	6,304,585
Consumer	1,314,625	1,108,319

Total loans	113,100,539	111,581,075

Less:
Net deferred loan fees	259,722	253,137
Allowance for credit losses	805,756	799,318

Net loans	$112,035,061	$110,528,620

Loan participations where the Company serves as lead lender and services the participation interests for other participating lenders are not included in the accompanying balance sheets. The unpaid principal balances of these loans were approximately $4,515,000 and $4,900,000 at June 30, 2026 and March 31, 2026, respectively.

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

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30, 2026
		Provision
		for
	Balance	(recovery of)			Balance
	March 31, 2026	credit losses	Charge-offs	Recoveries	June 30, 2026
Loans:
Real estate loans:
Residential	$331,970	$(4,479)	$—	$—	$327,491
Multi-family	8,547	6,714	—	—	15,261
Commercial	325,335	3,650	—	—	328,985
Construction and land	31,272	(4,407)	—	—	26,865
Home equity line of credit (HELOC)	24,764	966	—	—	25,730
Commercial and industrial	53,101	(930)	—	—	52,171
Consumer	24,329	4,924	—	—	29,253

Total loans	799,318	6,438	—	—	805,756

Off-balance sheet commitments	71,974	14,340	—	—	86,314

Total allowance for credit losses	$871,292	$20,778	$—	$—	$892,070

	Three Months Ended June 30, 2025
		Provision
		for
		(recovery
	Balance	of)			Balance
	March 31, 2025	credit losses	Charge-offs	Recoveries	June 30, 2025
Real estate loans:
Residential	$377,680	20,815	$—	$—	$398,495
Multi-family	7,254	(342)	—	—	6,912
Commercial	337,338	59,836	—	—	397,174
Construction and land	38,483	(5,920)	—	—	32,563
Home equity line of credit (HELOC)	23,949	900	—	—	24,849
Commercial and industrial	39,307	(3,552)	—	—	35,755
Consumer	29,021	9,796	—	—	38,817

Total loans	$853,032	$81,533	$—	$—	$934,565

Off-balance sheet commitments	76,445	(1,145)	—	—	75,300

Total allowance for credit losses	$929,477	$80,388	$—	$—	$1,009,865

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans and consumer loans, by class at June 30, 2026 and March 31, 2026, follows. The years reported represent the Company’s fiscal year rather than the calendar year.

	Term Loans Amortized Cost Basis by Origination Year
	At June 30, 2026
	2027	2026	2025	2024	2023	Prior	Total
Multi-family
Risk rating:
Pass	$1,843,999	$600,000	$480,617	$—	$—	$345,584	$3,270,200
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,843,999	$600,000	$480,617	$—	$—	$345,584	$3,270,200

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$578,692	$6,124,366	$2,930,506	$3,345,455	$2,801,985	$10,481,089	$26,262,093
Special Mention	—	—	—	451,369	—		451,369
Substandard	—	—	—	—	—	1,345,342	1,345,342
Doubtful	—	—	—	—	—	—	—
Total	$578,692	$6,124,366	$2,930,506	$3,796,824	$2,801,985	$11,826,431	$28,058,804

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$229,839	1,520,426	$—	$58,716	$50,820	$—	$1,859,801
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$229,839	$1,520,426	$—	$58,716	$50,820	$—	$1,859,801

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$891,135	$2,206,497	$1,436,969	$291,077	$310,283	$1,044,912	$6,180,873
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	7,003	—	7,003
Doubtful	—	—	—	—	—	—	—
Total	$891,135	$2,206,497	$1,436,969	$291,077	$317,286	$1,044,912	$6,187,876

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	At March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
Multi-family
Risk rating:
Pass	$600,000	$483,814	$—	$—	$—	$746,450	$1,830,264
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$600,000	$483,814	$—	$—	$—	$746,450	$1,830,264

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$5,895,965	$2,956,234	$3,823,854	$2,582,546	$5,693,228	$5,004,409	$25,956,236
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,351,832	1,351,832
Doubtful	—	—	—	—	—	—	—
Total	$5,895,965	$2,956,234	$3,823,854	$2,582,546	$5,693,228	$6,356,241	$27,308,068

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$1,917,957	—	128,716	$53,100	$—	$—	$2,099,773
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,917,957	$—	$128,716	$53,100	$—	$—	$2,099,773

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$2,456,388	$1,481,377	$392,102	$321,364	$7,130	$1,638,390	$6,296,751
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	7,834	—	—	7,834
Doubtful	—	—	—	—	—	—	—
Total	$2,456,388	$1,481,377	$392,102	$329,198	$7,130	$1,638,390	$6,304,585

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity. The years reported represent the Company’s fiscal year rather than the calendar year.

	Term Loans Amortized Cost Basis by Origination Year
	At June 30, 2026
	2027	2026	2025	2024	2023	Prior	Total
Residential real estate
Payment performance
Performing	$2,409,631	$5,117,678	$5,205,259	$5,093,244	$11,976,237	$37,334,379	$67,136,428
Nonperforming	—	—	—	—	—	129,899	129,899
Total	$2,409,631	$5,117,678	$5,205,259	$5,093,244	$11,976,237	$37,464,278	$67,266,327

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$446,045	$1,525,862	$756,616	$391,086	$1,229,914	$682,387	$5,031,910
Nonperforming	—	—	—	87,150	23,846	—	110,996
Total	$446,045	$1,525,862	$756,616	$478,236	$1,253,760	$682,387	$5,142,906

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$356,307	$351,407	$123,139	$288,078	$135,172	$60,522	$1,314,625
Nonperforming	—	—	—	—	—	—	—
Total	$356,307	$351,407	$123,139	$288,078	$135,172	$60,522	$1,314,625

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	At March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
Residential real estate
Payment performance
Performing	$5,799,061	$5,222,062	$5,223,155	$12,130,828	$21,443,140	$18,040,056	$67,858,302
Nonperforming	—	—	—	—	—	129,899	129,899
Total	$5,799,061	$5,222,062	$5,223,155	$12,130,828	$21,443,140	$18,169,955	$67,988,201

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$1,303,500	$913,692	$394,124	$1,475,181	$212,485	$531,105	$4,830,087
Nonperforming	—	—	87,932	23,846	—	—	111,778
Total	$1,303,500	$913,692	$482,056	$1,499,027	$212,485	$531,105	$4,941,865

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$367,168	$131,504	$336,504	$194,011	$44,521	$34,611	$1,108,319
Nonperforming	—	—	—	—	—	—	—
Total	$367,168	$131,504	$336,504	$194,011	$44,521	$34,611	$1,108,319

Current period gross charge-offs	$—	$—	$—	$1,366	$—	$—	$1,366

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three months ended June 30, 2026 and the year ended March 31, 2026.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2026 and March 31, 2026:

	June 30, 2026
							Total Loans >
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	Greater Past Due &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$187,466	$—	$129,899	$317,365	$66,948,962	$67,266,327	$—
Multi-family	—	—	—	—	3,270,200	3,270,200	—
Commercial	—	—	—	—	28,058,804	28,058,804	—
Construction and land	—	—	—	—	1,859,801	1,859,801	—
Home equity line of credit (HELOC)	87,150	—	23,846	110,996	5,031,910	5,142,906	—
Commercial and industrial	—	—	—	—	6,187,876	6,187,876	—
Consumer	—	—	—	—	1,314,625	1,314,625	—

Total	$274,616	$—	$153,745	$428,361	$112,672,178	$113,100,539	$—

	March 31, 2026
							Total Loans >
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	Greater Past Due &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$188,678	$—	$129,899	$318,577	$67,669,624	$67,988,201	$—
Multi-family	—	—	—	—	1,830,264	1,830,264	—
Commercial	258,744	—	—	258,744	27,049,324	27,308,068	—
Construction and land	—	—	—	—	2,099,773	2,099,773	—
Home equity line of credit (HELOC)	—	—	23,846	23,846	4,918,019	4,941,865	—
Commercial and industrial	—	—	—	—	6,304,585	6,304,585	—
Consumer	—	—	—	—	1,108,319	1,108,319	—

Total	$447,422	$—	$153,745	$601,167	$110,979,908	$111,581,075	$—

The following table presents the amortized cost basis and collateral type of collateral dependent loans by class as of June 30, 2026 and March 31, 2026:

	Real	Business
June 30, 2026	estate	assets	Total
Real estate loans:
Residential	$445,284	$—	$445,284
Multi-family	—	—	—
Commercial	1,345,342	—	1,345,342
Construction and land	—	—	—
Home equity line of credit (HELOC)	110,996	—	110,996
Commercial and industrial	—	293,661	293,661
Consumer	—	—	—

	$1,901,622	$293,661	$2,195,283

	Real	Business
March 31, 2026	estate	assets	Total
Real estate loans:
Residential	$445,832	$—	$445,832
Multi-family	—	—	—
Commercial	1,351,832	—	1,351,832
Construction and land	—	—	—
Home equity line of credit (HELOC)	111,778	—	111,778
Commercial and industrial	—	296,926	296,926
Consumer	—	—	—

	$1,909,442	$296,926	$2,206,368

Nonaccrual loans were as follow at June 30, 2026 and March 31, 2026:

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
June 30, 2026	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$129,899	$—	$129,899
Home equity line of credit (HELOC)	110,996	—	110,996
Commercial and industrial	7,003	—	7,003
Consumer	—	—	—
Total nonaccrual loans	$247,898	$—	$247,898

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
March 31, 2026	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$129,899	$—	$129,899
Home equity line of credit (HELOC)	23,846	87,932	111,778
Commercial and industrial	7,834	—	7,834
Consumer	—	—	—
Total nonaccrual loans	$161,579	$87,932	$249,511

No loans were modified during the three month period ended June 30, 2026 and June 30, 2025.

Note 4:Time Deposits

Time deposits in denominations of $250,000 or more were approximately $10,780,000 and $7,643,000 at June 30, 2026 and March 31, 2026, respectively.

At June 30, 2026, the scheduled maturities of time deposits were as follows:

June 30,
2026
Within one year	$30,344,475
One year to two years	5,428,173
Two years to three years	881,588
Three years to four years	3,887,662
Four years to five years	305,121
Thereafter	182,243
$41,029,262

At June 30, 2026 and March 31, 2026, the Company had one significant customer deposit account with a total deposit balance of approximately $5,451,000 and $5,617,000, respectively.

Note 5:Borrowings

Federal Home Loan Bank (FHLB) advances consisted of the following as of June 30, 2026 and March 31, 2026:

	June 30, 2026		March 31, 2026
	Interest		Interest
	Rate	Amount	Rate	Amount
Scheduled to mature year ending March 31, 2027	3.85%	$7,434,000	3.82%	$3,834,000

The Company has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Company and a blanket pledge of approximately $67,387,000 and $69,030,000 of its qualifying mortgage assets as of June 30, 2026 and March 31, 2026, respectively. Based on this collateral, the Company was eligible to borrow up to a total of approximately $34,370,000 and $39,099,000 as of June 30, 2026 and March 31, 2026, respectively.

Maturities of FHLB advances were as follows at June 30, 2026:

June 30, 2026
Within one year	$7,434,000

The Company had an available line of credit with the Federal Reserve Bank totaling $5,343,000 and $5,692,000, at June 30, 2026 and March 31, 2026, respectively. The line of credit was collateralized by a pledge of certain commercial loans totaling $10,591,000 and $11,244,000 as of June 30, 2026 and March 31, 2026, respectively. The Company had no outstanding borrowings on this line at June 30, 2026 and March 31, 2026.

The Company also has an available line of credit with United Bankers Bank totaling $5,000,000 at both June 30, 2026 and March 31, 2026. The Company had no outstanding borrowings on this line at June 30, 2026 and March 31, 2026.

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

Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $5,346 for the three month period ended June 30, 2026. At June 30, 2026, there were 3,685 shares allocated to participants and 33,166 unallocated shares. The fair value of unallocated ESOP shares totaled $388,706 at June 30, 2026.

Note 7:Stock-Based Compensation

Under its equity incentive plan, the Company may grant stock options and restricted stock awards to certain officers, employees, and directors. This plan is administered by a committee of the Board of Directors. At June 30, 2026, approximately 68,436 shares were available for grant under the plan. A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

2026
Dividend Yield	0.00%
Expected Volatility	29.60%
Risk-free interest rate	3.92%
Expected average life	6.5 years
Weighted average per share fair value of options	$4.44

The Company’s restricted stock activity as of June 30, 2026 is summarized below:

	Weighted Average Grant	Restricted Shares
Restricted Stock	Date Fair Value	Outstanding

Outstanding - March 31, 2026	$11.46	14,996
Granted	—	—
Forfeited	—	—
Outstanding - June 30, 2026	$11.46	14,996

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $8,570 in restricted stock expense during the three month period ended June 30, 2026. At June 30, 2026, the Company had $156,100 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 5 years.

The following table summarizes information about the Company’s stock option activity for the three months ended June 30, 2026:

	Option		Weighted Average
	Shares	Weighted Average	Remaining	Aggregate
Stock Options	Outstanding	Exercise Price	Life (Years)	Intrinsic Value
Outstanding - March 31, 2026	50,008	$11.46	9.8	$12,634
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding- June 30, 2026	50,008	$11.46	9.6	$15,318
Exercisable - June 30, 2026	—	—	—	—

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $11,072 in stock option expense for the three months ended June 30, 2026. At June 30, 2026, the Company had $201,646 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 5 years.

Note 8:Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings (loss) per share calculations until they are committed to be released. Unvested restricted stock awards of 14,996 shares are excluded from weighted-average shares issued until they vest. Dilutive earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock), using the treasury stock method. There were 1,307 stock option shares and 1,585 stock award shares that were excluded from diluted EPS for the three month period ended June 30, 2026 because inclusion would have been anti-dilutive. Presented below are the calculations for basic and diluted earnings per common share.

	Three months ended	Three months ended
	June 30,	June 30,
	2026	2025

Net loss	$(1,508)	$(135,112)

Weighted-average shares issued	526,438	526,438
Less weighted-average unearned ESOP shares	32,470	34,312
Weighted-average shares outstanding (basic)	493,968	492,126
Diluted restricted award shares	—	—
Diluted restricted options	—	—
Weighted-average shares outstanding (diluted)	493,968	492,126

Loss per share
Basic	$0.00	$(0.27)
Diluted	$ N/A	$ N/A

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

If a qualifying depository institution, or depository institution holding company, elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 8.0%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

The Bank elected to begin using the CBLR during the quarter ended December 31, 2024. The Bank’s CBLR was 9.9% and 9.6% as of June 30, 2026 and March 31, 2026, respectively.

As of June 30, 2026, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed this category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and March 31, 2026:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
U.S. Government agencies	$2,309,292	$—	$2,309,292	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	6,845,403	—	6,845,403	—
State and political subdivisions	8,753,143	—	8,753,143	—
Time deposits	471,204	—	471,204	—

March 31, 2026
U.S. Government agencies	$2,316,223	$—	$2,316,223	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	7,066,815	—	7,066,815	—
State and political subdivisions	8,592,851	—	8,592,851	—
Time deposits	470,538	—	470,538	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended June 30, 2026 and the year ended March 31, 2026.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Collateral dependent loans	$268,720	$—	$—	$268,720

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
June 30, 2026
Collateral dependent loans	$268,720	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 25% (23%)

The collateral dependent loan had a carrying value of $286,884. An allowance balance of $18,164 was recorded to write down the loans to fair value.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Collateral dependent loans	$2,188,154	$—	$—	$2,188,154

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-average)
March 31, 2026
Collateral dependent loans	$2,188,154	Estimated sales price	Adjustments for discounts to reflect current market conditions	20% - 25% (23%)

The collateral dependent loans had a carrying value of $2,206,368. An allowance balance of $18,214 was recorded to write down the loans to fair value.

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets as of June 30, 2026 and March 31, 2026 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Cash and cash equivalents	$1,965,280	$1,965,280	$1,965,280	$—	$—
Loans, net	112,035,061	107,200,320	—	—	107,200,320
Restricted stock	657,600	657,600	—	657,600	—
Bank owned life insurance	3,767,816	3,767,816	3,767,816	—	—
Accrued interest receivable	448,591	448,591	448,591	—	—

Financial liabilities:
Deposits	122,309,131	121,948,073	81,279,869	—	40,668,204
FHLB advances	7,434,000	7,435,000	—	—	7,435,000
Accrued interest payable	25,243	25,243	25,243	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and cash equivalents	$1,455,390	$1,455,390	$1,455,390	$—	$—
Loans, net	110,528,620	106,053,425	—	—	106,053,425
Restricted stock	728,200	728,200	—	728,200	—
Bank owned life insurance	3,733,511	3,733,511	3,733,511	—	—
Accrued interest receivable	476,985	476,985	476,985	—	—

Financial liabilities:
Deposits	124,549,781	124,268,640	83,205,504	—	41,063,136
FHLB advances	3,834,000	3,840,000	—	—	3,840,000
Accrued interest payable	25,640	25,640	25,640	—	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying unaudited financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions benefits that are subject to change.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we assume no obligation and disclaim any obligation to update any forward-looking statements.

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

The following represent our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses is the estimated amount considered necessary to cover estimated credit losses over the life of the loans. Management performs a quarterly evaluation of the allowance for credit losses on loans and unfunded commitments. The allowance for credit losses is based upon management’s evaluation of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is established through the provision for credit losses which is charged against income. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. This policy has been identified as one of our most critical accounting policies.

The allowance for credit losses is evaluated following the accounting guidance in Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326). ASC 326 requires an estimate of all expected credit losses for loans based on historical experience, current conditions, and reasonable and supportable forecasts.

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

Comparison of Financial Condition at June 30, 2026 and March 31, 2026

Total Assets. Total assets were $144.1 million at June 30, 2026, an increase of $1.7 million, or 1.2%, from $142.4 million at March 31, 2026. The increase was due primarily to increases in loans of $1.5 million and cash and cash equivalents of $510,000 during the three month period ended June 30, 2026.

Cash and Cash Equivalents. Cash and cash equivalents increased $510,000, or 35.0%, to $2.0 million at June 30, 2026 from $1.5 million at March 31, 2026. The increase in cash and cash equivalents came primarily from FHLB advance funding. The FHLB advance funding was used to fund loan growth and will continue to be used to fund loan growth over the next quarter.

Investment Securities. Investment securities available for sale decreased $67,000, or 0.4%, and were $18.4 million at both June 30, 2026 and March 31, 2026. The decrease was primarily attributable to repayments of securities totaling $213,000 during the three months ended June 30, 2026, which was offset by a decrease of $165,000, or 4.0%, in the unrealized loss on available for sale securities during the three months ended June 30, 2026.

Net Loans. Net loans increased $1.5 million, or 1.4%, to $112.0 million at June 30, 2026 from $110.5 million at March 31, 2026. During the three months ended June 30, 2026, loan originations totaled $8.1 million, comprised of $2.4 million of loans secured by one- to four-family residential real estate, $1.8 million of multi-family loans, $1.5 million of construction and loan loans, $880,000 in home equity lines of credit, $846,000 of commercial and industrial loans and $580,000 of commercial real estate loans. Consumer loan originations totaled $76,000, of which $48,000 were auto loans.

During the three months ended June 30, 2026, multi-family loans increased $1.4 million, or 78.7%, to a total of $3.3 million at June 30, 2026, commercial real estate loans increased $751,000, or 2.7%, to a total of $28.1 million at June 30, 2026, consumer loans increased $206,000, or 18.6%, to $1.3 million at June 30, 2026 and home equity lines of credit increased $201,000, or 4.1%, to $5.1 million at June 30, 2026. These increases were partially offset by a decrease in residential real estate loans of $722,000, or 1.1%, to $67.3 million at June 30, 2026, a decrease in construction and land loans of $240,000, or 11.4%, to $1.9 million at June 30, 2026 and a decrease in commercial and industrial loans of $117,000, or 1.9%, to $6.2 million at June 30, 2026.

The increase in the Company’s loan portfolio has been due to increased demand for commercial real estate lending in our market area, as well as increased marketing efforts towards home equity lines of credit. The Company’s strategy includes continuing to grow the loan portfolio, focusing on home equity lines of credit and commercial real estate loans.

Deposits. Deposits decreased $2.2 million, or 1.8%, to $122.3 million at June 30, 2026 from $124.5 million at March 31, 2026. Core deposits (defined as all deposits other than certificates of deposit) decreased $1.9 million, or 2.3%, to $81.3 million at June 30, 2026 from $83.2 million at March 31, 2026. Certificates of deposit decreased $315,000, or 0.8%, to $41.0 million at June 30, 2026 from $41.3 million at March 31, 2026. The decrease in core deposits was due primarily to a $2.1 million decrease in money market deposit accounts. The decrease in money market deposit accounts was primarily due to large withdrawals from two customer’s accounts.

During the three months ended June 30, 2026, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $7.4 million at June 30, 2026, an increase of $3.6 million, or 93.9%, from the $3.8 million balance at March 31, 2026. The increase in advances was used to fund loan growth given the decrease in deposits during the three months ended June 30, 2026.

Stockholders’ Equity. Stockholders’ equity increased $154,000 or 1.2%, to $12.6 million at June 30, 2026, from $12.4 million at March 31, 2026. The increase was due primarily to a decrease of $130,000 in the tax-effected unrealized loss on available for sale securities at June 30, 2026 and a $20,000 increase in additional paid-in capital.

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

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$1,438	$20	5.56%	$1,670	$25	5.99%
Available-for-sale securities	22,448	98	1.75	28,093	120	1.71
Loans	111,631	1,459	5.23	108,027	1,356	5.02
Total interest-earning assets	135,517	1,577	4.65	137,790	1,501	4.36
Noninterest earning assets	8,529			7,824
Allowance for credit losses	(799)			(854)
Total assets	$143,247			$144,760

Interest-bearing liabilities:
Interest-bearing demand accounts	$24,954	3	0.05%	$28,187	2	0.03%
Savings accounts	21,769	37	0.68	21,297	21	0.39
Money market accounts	27,045	139	2.06	28,378	125	1.76
Certificates of deposit	40,674	357	3.51	34,313	327	3.81
Total interest-bearing deposits	114,442	536	1.87	112,175	475	1.69
Federal Home Loan Bank advances	5,893	57	3.87	10,105	117	4.63
Federal funds purchased	107	1	3.74	156	2	5.13
Total interest-bearing liabilities	120,442	594	1.97	122,436	594	1.94
Noninterest-bearing demand deposits	8,007			7,896
Other noninterest-bearing liabilities	2,312			2,347
Total liabilities	130,761			132,679
Total stockholders' equity	12,486			12,081
Total liabilities and stockholders' equity	143,247			144,760
Net interest income		$983			$907
Net interest rate spread (1)			2.68%			2.42%
Net interest-earning assets (2)	$15,075			$15,354
Net interest margin (3)			2.90%			2.63%
Average interest-earning assets to interest-bearing liabilities	112.52%			112.54%

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

	Three Months Ended June 30,
	2026 vs. 2025
	Increase (Decrease)		Total
	Due to:		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Other interest-earning assets	$(3)	$(2)	$(5)
Available-for-sale securities	(25)	3	(22)
Loans	45	58	103
Total interest-earning assets	17	59	76

Interest-bearing liabilities:
Interest-bearing demand accounts	—	1	1
Savings accounts	—	16	16
Money market accounts	(6)	20	14
Certificates of deposit	53	(23)	30
Total deposits	47	14	61
Federal Home Loan Bank advances	(43)	(17)	(60)
Fed funds purchased	—	(1)	(1)
Total interest-bearing liabilities	4	(4)	—

Change in net interest income	$13	$63	$76

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General. The Company reported a net loss of $1,500 for the three months ended June 30, 2026, a $134,000 decrease from the net loss of $135,000 for the three months ended June 30, 2025. The decrease in the net loss was primarily due to a $76,000, or 8.4%, increase in net interest income, a decrease of $60,000, or 75.0%, in the provision for credit losses and a decrease of $32,000, or 2.9%, in noninterest expenses.

Interest Income. Interest income increased $76,000, or 5.1%, for the three months ended June 30, 2026 and totaled $1.6 million for the three month period ended June 30, 2026, compared to $1.5 million for the three month period ended June 30, 2025. This increase was primarily attributable to a $103,000, or 7.6%, increase in loan interest income, which was partially offset by a $22,000, or 18.5%, decrease in interest on investment securities and a $5,000, or 20.0%, decrease in interest on interest-bearing deposits.

The average yield on loans increased by 21 basis points to 5.23% for the three months ended June 30, 2026 from 5.02% for the three months ended June 30, 2025, while the average balance of loans increased by $3.6 million, or 3.3%, during the three months ended June 30, 2026 compared to the average balance for the three months ended June 30, 2025. The increase in the average yield on loans reflects the increase in commercial real estate loans and multi-family loans and the decrease in 1-4 residential loans for the three-month period ended June 30, 2026 compared to the three-month period ended June 30, 2025, as commercial loans typically carry a higher interest rate than 1-4 residential loans. The Company also has several adjustable-rate commercial real estate loans which have adjusted upward following a five-year fixed interest rate period.

The average balance of investment securities decreased $5.6 million, or 20.1%, to $22.4 million for the three months ended June 30, 2026 from $28.1 million for the three months ended June 30, 2025, while the average yield on investment securities increased by four basis points to 1.75% for the three months ended June 30, 2026 from 1.71% for the three months ended June 30, 2025.

Interest income on interest-bearing deposits and other, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, decreased $5,000, or 20.0%, for the three months ended June 30, 2026 due to a decrease in the average balance of $232,000, or 13.9%, for the three month period ended June 30, 2026 and a decrease in the yield of 43 basis points, to 5.56%, for the three month period ended June 30, 2026 from 5.99% for the three months ended June 30, 2025.

Interest Expense. Total interest expense amounted to $594,000 for both three month periods ended June 30, 2026 and 2025. Interest expense on deposits increased $61,000, or 12.8%, due primarily to an increase of 18 basis points in the average cost of deposits to 1.87% for the three months ended June 30, 2026 from 1.69% for the three months ended June 30, 2025 and an increase of $2.2 million, or 2.0%, in the average balance of interest-bearing deposits to $114.4 million for the three months ended June 30, 2026 from $112.2 million for the three months ended June 30, 2025.

Interest expense on borrowings decreased $61,000, or 51.3%, to $58,000 for the three month period ended June 30, 2026 compared to $119,000 for the three month period ended June 30, 2025. The decrease was primarily due to a decrease of $4.3 million, or 41.5%, in the average balance outstanding for the three month period ended June 30, 2026, to $6.0 million from $10.3 million for the three months ended June 30, 2025 and a 77 basis point decrease in the weighted-average rate, to 3.87%, for the three months ended June 30, 2026 compared to 4.63% for the three months ended June 30, 2025.

Net Interest Income. Net interest income increased $76,000 or 8.4%, to $983,000 for the three months ended June 30, 2026 compared to $907,000 for the three months ended June 30, 2025. The increase reflected an increase in the net interest margin to 2.90% for the three months ended June 30, 2026 from 2.63% for the three months ended June 30, 2025. There was an increase in the interest rate spread to 2.68% for the three months ended June 30, 2026 from 2.42% for the three months ended June 30, 2025, while the average interest-earning assets to interest-bearing liabilities was the same for both three month periods ended June 30, 2026 and 2025 at 112.5%.

Provision for (Recovery of) Credit Losses. The Company recorded a provision for credit losses of $21,000, for the three months ended June 30, 2026, compared to a provision for credit losses of $80,000 for the three months ended June 30, 2025. The allowance for credit losses on loans was $806,000 at June 30, 2026, an increase of $7,000, or 0.9%, compared to $799,000 at March 31, 2026. The allowance for credit losses on off-balance sheet commitments was $86,000 at June 30, 2026, an increase of $14,000, or 19.4%, compared to $72,000 at March 31, 2026. The allowance for credit losses on loans represented 0.71% of total loans at June 30, 2026 compared to 0.72% of total loans at March 31, 2026.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. Nonaccrual loans totaled $248,000 at June 30, 2026, compared to $250,000 in nonaccrual loans at March 31, 2026. Classified loans totaled $2.0 million at June 30, 2026, compared to $1.6 million at March 31, 2026. Total loans past due greater than 30 days totaled $428,000 at June 30, 2026, compared to $601,000 at March 31, 2026.

The allowance for credit losses reflects the estimate management believes to be adequate to cover estimated losses based upon management’s evaluation of the collectability of its loan portfolio. In determining this estimate, consideration is given to historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $96,000 for the three months ended June 30, 2026, an increase of $6,000, or 6.7%, from $90,000 for the three months ended June 30, 2025. The increase was attributable primarily to a $4,000, or 12.9%, increase in the cash surrender value of life insurance, a $3,000, or 60.0%, increase in income from late charges and fees on loans and a $2,000, or 25.0%, increase in other income, which was partially offset by a $2,000, or 4.4%, decrease in service fees on deposits.

Noninterest Expense. Noninterest expense decreased $32,000 and totaled $1.1 million for both three month periods ended June 30, 2026 and 2025. The decrease was due primarily to a $39,000, or 47.0%, decrease in professional services and a $5,000, or 0.9%, decrease in salaries and employee benefits. The decrease was partially offset by an increase in other expenses of $15,000, or 12.9% and a $3,000, or 16.7%, increase in FDIC insurance premiums.

Income Taxes. The Company’s income tax benefit decreased by $39,000, or 77.8%, with a benefit provision of $11,000 for the three months ended June 30, 2026, compared to a benefit provision of $51,000 for the three months ended June 30, 2025. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period. The effective tax rate was -88.2% and -27.2% for the three months ended June 30, 2026 and 2025, respectively.

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

We maintain uninsured deposits that exceed the Federal Deposit Insurance Corporation insurance limit. Senior management reviews uninsured deposit balances monthly to manage any risks due to fluctuations in the balances of uninsured deposits. We do not maintain any internal policy limits on concentrations in uninsured deposits in total or by type of depositor. We may accept brokered deposits up to an internal policy limit of 15% of total assets from brokers approved by the board of directors. Before a broker is approved by the board of directors, we conduct financial analysis and due diligence on the broker. We had brokered deposits of $3.1 million at June 30, 2026.

Historically, we have not sold loans we have originated. We recently developed the infrastructure necessary to sell one-to-four family residential mortgage loans, particularly longer term one-to-four-family residential mortgage loans, to further help mitigate our interest rate risk exposure.

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

The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within the policy limits established by our board of directors except that the decrease in EVE at the positive 200 and 300 basis point levels exceeded policy limits of 15% and 25%, respectively.

At June 30, 2026
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
		(Decrease) in			Increase
		EVE			(Decrease)
Change in Interest	Estimated				(basis
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)

		(Dollars in thousands)
300	$14,383	$(5,667)	(28.26)%	11.28%	(297)
200	$16,371	$(3,679)	(18.35)%	12.42%	(183)
100	$18,769	$(1,281)	(6.39)%	13.78%	(47)
Level	$20,050	—	—%	14.25%	—
(100)	$20,750	$700	3.49%	14.31%	6
(200)	$20,943	$893	4.45%	14.07%	(18)
(300)	$20,382	$332	1.66%	13.39%	(86)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2026, we would have experienced a 18.35% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.45% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The table sets forth, as of June 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At June 30, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
300	$3,560	(11.16)%
200	$3,748	(6.46)%
100	$3,964	(1.07)%
Level	$4,007	—
(100)	$3,962	(1.12)%
(200)	$3,812	(4.87)%
(300)	$3,630	(9.41)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.

The table above indicates that as of June 30, 2026, we would have experienced a 6.46% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.87% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rate.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and a correspondent bank. At June 30, 2026, we had the ability to borrow up to $46.3 million from the Federal Home Loan Bank of Cincinnati under a collateral pledge facility. At June 30, 2026, we had $7.4 million of outstanding advances and a $4.5 million standby letter of credit under this facility. At June 30, 2026, we had no outstanding borrowings from the Federal Reserve Bank of Cleveland, but had the capacity to borrow up to $5.3 million. At June 30, 2026, we had no outstanding borrowings from the correspondent bank, but had the capacity to borrow up to $5.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the three month period ended June 30, 2026, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of approximately $510,000. Net cash provided by operating activities amounted to $127,000, net cash used in investing activities amounted to $1.2 million, and net cash provided by financing activities amounted to $1.6 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Monroe Federal Bancorp is a separate legal entity from Monroe Federal Savings and Loan Association and must provide for its own liquidity to fund its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Monroe Federal Bancorp is governed by applicable regulations. At June 30, 2026, Monroe Federal Bancorp (on an unconsolidated basis) had liquid assets of $1.5 million.

At June 30, 2026, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 9 to the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements. At June 30, 2026, we had $21.7 million of outstanding commitments, consisting of $4.7 million in commitments to originate loans and $17.0 million of undisbursed funds on previously originated loans. At June 30, 2026, certificates of deposit that are scheduled to mature on or before June 30, 2027, totaled $30.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

(3) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (Commission File No. 000-56702), filed on November 13, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONROE FEDERAL BANCORP, INC.

/s/ Lewis R. Renollet
Date: August 14, 2026	Lewis R. Renollet
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: August 14, 2026	/s/ Lisa M. Bird
Lisa M. Bird
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer