Form 10-Q
period 2026-09-30
Monroe Federal Bancorp, Inc.
filed 2026-11-13
CIK 2024899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

541,434 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 13, 2026.

Monroe Federal Bancorp, Inc.

Form 10-Q

Part I — Financial Information

Item 1. Financial Statements

MONROE FEDERAL BANCORP, INC.

Consolidated Balance Sheets

	September 30,	March 31,
	2026	2026
	(Unaudited)
Assets
Cash and due from banks	$1,913,516	$1,315,276
Interest-bearing deposits in other financial institutions	65,072	99,114
Federal funds sold	—	41,000
Cash and cash equivalents	1,978,588	1,455,390

Available-for-sale securities	16,592,448	18,446,427
Loans receivable	114,320,331	111,327,938
Allowance for credit losses	(795,932)	(799,318)
Net loans	113,524,399	110,528,620

Premises and equipment	4,910,017	5,030,817
Restricted stock	657,600	728,200
Bank owned life insurance	3,802,879	3,733,511
Accrued interest receivable	494,992	476,985
Net deferred federal income taxes	1,608,845	1,378,041
Other assets	629,012	650,759
Total assets	$144,198,780	$142,428,750

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand	$33,987,665	$31,656,469
Savings and money market	51,687,815	51,549,035
Time	45,333,005	41,344,277
Total deposits	131,008,485	124,549,781
Advances from the Federal Home Loan Bank	—	3,834,000
Federal funds purchased	154,000	—
Advances by borrowers for taxes and insurance	389,408	402,350
Directors plan liability	504,972	618,445
Accrued interest payable and other liabilities	627,495	622,770
Total liabilities	132,684,360	130,027,346

Stockholders' Equity
Preferred stock - $.01 par value, 1,000,000 shares authorized	—	—
Common stock - $.01 par value, 14,000,000 shares authorized, 541,434 shares issued and outstanding at September 30, 2026 and March 31, 2026(2)	5,264	5,264
Additional paid in capital	3,924,265	3,882,997
Unallocated common stock of ESOP	(317,840)	(327,052)
Retained earnings	12,007,262	12,076,464
Treasury stock - 21,000 shares(1)	(210,000)	(210,000)
Deferred compensation plan - Rabbi Trust - 21,000 shares	210,000	210,000
Accumulated other comprehensive loss	(4,104,531)	(3,236,269)
Total stockholders' equity	11,514,420	12,401,404
Total liabilities and stockholders' equity	$144,198,780	$142,428,750
(1)	Shares held in treasury stock relate to the 21,000 shares held in a Rabbi Trust for the deferred compensation plan.
(2)	Common stock shares issued and outstanding includes 14,996 unvested restricted stock awards that are legally considered issued and outstanding as of grant date.

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2026		2025	2026		2025
Interest income
Loans		$1,492,612	$1,402,801		$2,951,253	$2,759,046
Investment securities		96,413	118,614		194,432	238,833
Interest-bearing deposits and other		20,240	25,321		40,432	49,840

Total interest income		1,609,265	1,546,736		3,186,117	3,047,719

Interest expense
Deposits		576,160	502,175		1,112,685	976,961
Borrowings		37,244	118,500		95,014	237,213

Total interest expense		613,404	620,675		1,207,699	1,214,174

Net interest income		995,861	926,061		1,978,418	1,833,545

(Recovery of) provision for credit losses		(15,627)	10,944		5,151	91,332

Net interest income after provision for credit losses		1,011,488	915,117		1,973,267	1,742,213

Noninterest income
Service fees on deposits		40,953	44,626		81,849	87,407
Late charges and fees on loans		6,956	9,761		14,826	15,147
Loan servicing fees		3,078	3,186		6,134	6,501
Increase in cash surrender value of bank owned life insurance		35,063	31,841		69,368	62,681
Other income		6,858	51,973		17,041	59,963

Total noninterest income		92,908	141,387		189,218	231,699

Noninterest expense
Salaries and employee benefits		546,084	533,247		1,083,302	1,075,664
Directors fees		23,900	29,700		49,300	60,000
Occupancy and equipment		144,198	134,484		283,713	274,930
Data processing fees		158,987	161,961		288,005	294,431
Franchise taxes		24,837	24,000		50,145	48,000
FDIC insurance premiums		18,193	18,185		38,884	35,754
Professional services		140,518	120,095		184,725	203,398
Advertising		17,317	20,963		34,606	36,407
Other		122,053	148,995		254,248	266,118

Total noninterest expense		1,196,087	1,191,630		2,266,928	2,294,702

Loss before income taxes		(91,691)	(135,126)		(104,443)	(320,790)

Benefit for income taxes		(23,997)	(41,623)		(35,241)	(92,175)

Net loss		$(67,694)	$(93,503)		$(69,202)	$(228,615)

Loss per weighted average share
Basic		$(0.14)	(0.19)		$(0.14)	(0.46)
Diluted	$	N/A	N/A	$	N/A	N/A

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(67,694)	$(93,503)	$(69,202)	$(228,615)

Other comprehensive (loss) income
Net unrealized (losses) gains on available-for-sale securities	(1,263,883)	553,023	(1,099,066)	640,322

Tax benefit (provision)	265,415	(116,135)	230,804	(134,468)

Other comprehensive (loss) income	(998,468)	436,888	(868,262)	505,854

Comprehensive (loss) income	$(1,066,162)	$343,385	$(937,464)	$277,239

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended										Accumulated
September 30, 2025 and September 30, 2026						Unallocated				Other				Deferred			Total
	Common			Additional		Common Stock		Retained		Comprehensive		Treasury		Compensation Plan			Stockholders'
	Stock			Paid in Capital		of ESOP		Earnings		Income (Loss)		Stock		Rabbi Trust		Equity
Balance at June 30, 2025		$5,264		$3,862,826		$(340,872)		$12,455,950		$(3,973,203)		$(210,000)		$210,000			$12,009,965

Net loss		—		—		—		(93,503)		—		—		—			(93,503)

Release of ESOP shares		—		2,417		4,607		—		—		—		—			7,024

Other comprehensive income		—		—		—		—		436,888		—		—			436,888

Balance at September 30, 2025		$5,264		$3,865,243		$(336,265)		$12,362,447		$(3,536,315)		$(210,000)		$210,000			$12,360,374

Balance at June 30, 2026		$5,264		$3,903,379		$(322,446)		$12,074,956		$(3,106,063)		$(210,000)		210,000			$12,555,090

Net loss		—		—		—		(67,694)		—		—		—			(67,694)

Release of ESOP shares		—		1,028		4,606		—		—		—		—			5,634

Stock-based compensation expense		—		19,858		—		—		—		—		—			19,858

Other comprehensive loss		—		—		—		—		(998,468)		—		—			(998,468)

Balance at September 30, 2026		$5,264		$3,924,265		$(317,840)		$12,007,262		$(4,104,531)		$(210,000)		$210,000			$11,514,420

For the six months ended September 30, 2025 and September 30, 2026				 		 		 		 		 		 			
Balance at April 1, 2025	~~$~~	5,264		$3,859,854		$(345,478)		$12,591,062		$(4,042,169)		$(210,000)		$210,000			$12,068,533

Net loss		—		—		—		(228,615)		—		—		—			(228,615)

Release of ESOP shares		—		5,389		9,213		—		—		—		—			14,602

Other comprehensive income		—		—		—		—		505,854		—		—			505,854

Balance at September 30, 2025	~~$~~	5,264		$3,865,243		$(336,265)		$12,362,447		$(3,536,315)		$(210,000)		$210,000			$12,360,374

Balance at April 1, 2026	~~$~~	5,264		$3,882,997		$(327,052)		$12,076,464		$(3,236,269)		$(210,000)		$210,000			$12,401,404

Net loss		—		—		—		(69,202)		—		—		—			(69,202)

Release of ESOP shares		—		1,769		9,212		—		—		—		—			10,981

Stock-based compensation expense				39,499													39,499

Other comprehensive loss		—		—		—		—		(868,262)		—		—			(868,262)

Balance at September 30, 2026	~~$~~	5,264		$3,924,265		$(317,840)		$12,007,262		$(4,104,531)		$(210,000)		$210,000			$11,514,420

See notes to consolidated financial statements.

MONROE FEDERAL BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2026	2025
Operating Activities
Net loss	$(69,202)	$(228,615)
Items not requiring (providing) cash:
Depreciation and amortization	120,856	119,307
Amortization of premiums and discounts	39,581	66,540
Amortization (accretion) of deferred loan fees	32,541	(38,042)
Benefit for deferred income taxes	—	(76,420)
Provision for credit losses	5,151	91,332
Increase in cash surrender value of bank owned life insurance	(69,368)	(62,681)
Stock awards and options compensation expense	39,499	—
Release of ESOP shares	10,981	14,602
Changes in:
Accrued interest receivable	(18,007)	(24,797)
Other assets	21,747	20,319
Accrued interest payable and other liabilities	(118,649)	8,441

Net cash used in operating activities	(4,870)	(110,014)

Investing Activities
Proceeds from calls, maturities and paydowns of available-for-sale securities	715,331	707,824
Net change in loans	(3,023,569)	(2,825,683)
Purchase of premises and equipment	(56)	(70,500)
Redemption (purchase) of restricted stock	70,600	(38,400)
Net cash used in investing activities	(2,237,694)	(2,226,759)

Financing Activities
Net increase in deposit accounts	6,458,704	1,799,447
Proceeds from Federal Home Loan Bank advances	16,784,000	26,652,000
Repayment of Federal Home Loan Bank advances	(20,618,000)	(25,482,000)
Proceeds from Federal Funds purchased	154,000	—
(Decrease) increase in advances from borrowers for taxes and insurance	(12,942)	8,498

Net cash provided by financing activities	2,765,762	2,977,945

Increase in Cash and Cash Equivalents	523,198	641,172

Cash and Cash Equivalents, Beginning of Period	1,455,390	2,077,767

Cash and Cash Equivalents, End of Period	$1,978,588	$2,718,939

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,221,307	$1,204,747
Income taxes paid	—	—

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

The Bank is a federally chartered stock savings association engaged primarily in the business of providing a variety of deposit and lending services to individual customers in western Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgages, commercial, home equity lines of credit and installment loans. Its operations are conducted through its four office locations in Tipp City, Vandalia and Dayton, Ohio. The Company faces competition from other financial institutions and is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements included herein as of September 30, 2026, and for the interim three- and six-month periods ended September 30, 2026 and 2025 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets, statement of operations, changes in stockholders’ equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the consolidated financial statements. The results of operations for the three and six months ended September 30, 2026 are not necessarily indicative of the results of operations for the full fiscal year.

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

Principles of Consolidation

The consolidated financial statements as of and for the period ended September 30, 2026, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Accrued interest receivable on securities totaled $100,270 and $101,454 at September 30, 2026 and March 31, 2026, respectively. The Company made the policy election to exclude accrued interest receivable on securities from the estimate of credit losses.

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

Loans

The ACL is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. Accrued interest receivable on loans totaled $394,722 and $375,531 at September 30, 2026 and March 31, 2026, respectively. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments totaled $81,876 and $71,974 at September 30, 2026 and March 31, 2026, respectively, and is included in accrued interest payable and other liabilities on the consolidated balance sheet.

Note 2:Investment Securities

The amortized cost and fair values, together with gross unrealized gains and losses on securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
September 30, 2026
U.S. Government agencies	$2,700,711	$—	$(483,194)	$2,217,517
Mortgage-backed Government Sponsored Enterprises (GSEs)	8,085,619	—	(1,747,717)	6,337,902
State and political subdivisions	10,752,445	—	(2,935,992)	7,816,453
Time deposits	249,282	—	(28,706)	220,576
	$21,788,057	$—	$(5,195,609)	$16,592,448

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities:
March 31, 2026
U.S. Government agencies	$2,700,793	$—	$(384,570)	$2,316,223
Mortgage-backed Government Sponsored Enterprises (GSEs)	8,558,140	—	(1,491,325)	7,066,815
State and political subdivisions	10,786,860	—	(2,194,009)	8,592,851
Time deposits	497,177	—	(26,639)	470,538

	$22,542,970	$—	$(4,096,543)	$18,446,427

The amortized cost and fair value of available-for-sale securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
September 30, 2026
Within one year	$—	$—
One to five years	1,459,283	1,248,272
Five to ten years	3,094,917	2,482,472
After ten years	9,148,238	6,523,802
	13,702,438	10,254,546
Mortgage-backed GSEs	8,085,619	6,337,902

Totals	$21,788,057	$16,592,448

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $3,272,000 and $3,476,000 at September 30, 2026 and March 31, 2026, respectively.

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

The following table shows the number of securities and aggregate fair value depreciation at September 30, 2026 and March 31, 2026.

	September 30, 2026		March 31, 2026
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	Depreciation	securities	Depreciation
Available for sale
U.S. Government agencies	7	(17.9)%	7	(14.2)%
Mortgage-backed Government Sponsored Enterprises (GSEs)	24	(21.6)%	24	(17.4)%
State and political subdivisions	28	(27.3)%	28	(20.3)%
Time deposits	1	(11.5)%	2	(5.4)%

Total portfolio	60	(23.8)%	61	(18.2)%

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and March 31, 2026.

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$302,943	$(36)	$1,914,574	$(483,158)	$2,217,517	$(483,194)
Mortgage-backed Government Sponsored Enterprises (GSEs)			6,337,902	(1,747,717)	6,337,902	(1,747,717)
State and political subdivisions			7,816,453	(2,935,992)	7,816,453	(2,935,992)
Time deposits			220,576	(28,706)	220,576	(28,706)

Total portfolio	$302,943	$(36)	$16,289,505	$(5,195,573)	$16,592,448	$(5,195,609)

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$301,371	$(1,838)	$2,014,852	$(382,732)	$2,316,223	$(384,570)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	7,066,815	(1,491,325)	7,066,815	(1,491,325)
State and political subdivisions	—	—	8,592,851	(2,194,009)	8,592,851	(2,194,009)
Time deposits	—	—	470,538	(26,639)	470,538	(26,639)

Total portfolio	$301,371	$(1,838)	$18,145,056	$(4,094,705)	$18,446,427	$(4,096,543)

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

Note 3:Loans and Allowance for Credit Losses

Categories of loans were as follows:

	September 30,	March 31,
	2026	2026
Real estate loans:
Residential	$66,550,326	$67,988,201
Multi-family	3,246,845	1,830,264
Commercial	30,637,264	27,308,068
Construction and land	1,583,723	2,099,773
Home equity line of credit (HELOC)	4,851,347	4,941,865
Commercial and industrial	6,524,742	6,304,585
Consumer	1,211,762	1,108,319

Total loans	114,606,009	111,581,075

Less:
Net deferred loan fees	285,678	253,137
Allowance for credit losses	795,932	799,318

Net loans	$113,524,399	$110,528,620

Loan participations where the Company serves as lead lender and services the participation interests for other participating lenders are not included in the accompanying balance sheets. The unpaid principal balances of these loans were approximately $4,790,000 and $4,900,000 at September 30, 2026 and March 31, 2026, respectively.

Risk characteristics of each loan portfolio segment are described as follows:

Residential Real Estate

These loans include first liens and junior liens on 1-4 family residential real estate and are generally owner-occupied. The Company generally establishes a maximum loan-to-value and requires private mortgage insurance if that ratio is exceeded. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

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

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30, 2026
		Provision
		for
	Balance	(recovery of)			Balance
	June 30, 2026	credit losses	Charge-offs	Recoveries	September 30, 2026
Real estate loans:
Residential	$327,491	$(23,522)	$—	$—	$303,969
Multi-family	15,261	(334)	—	—	14,927
Commercial	328,985	24,604	—	—	353,589
Construction and land	26,865	(5,927)	—	—	20,938
Home equity line of credit (HELOC)	25,730	(3,931)	—	—	21,799
Commercial and industrial	52,171	1,446	—	—	53,617
Consumer	29,253	(3,525)	—	1,365	27,093

Total loans	805,756	(11,189)	—	1,365	795,932

Off-balance sheet commitments	86,314	(4,438)	—	—	81,876

Total allowance for credit losses	$892,070	$(15,627)	$—	$1,365	$877,808

	Three Months Ended September 30, 2025
		Provision
		for
		(recovery
	Balance	of)			Balance
	June 30, 2025	credit losses	Charge-offs	Recoveries	September 30, 2025
Real estate loans:
Residential	$398,495	16,794	$—	$—	$415,289
Multi-family	6,912	(518)	—	—	6,394
Commercial	397,174	(10,118)	—	—	387,056
Construction and land	32,563	(1,491)	—	—	31,072
Home equity line of credit (HELOC)	24,849	3,402	—	—	28,251
Commercial and industrial	35,755	15,516	—	—	51,271
Consumer	38,817	(6,211)	—	—	32,606

Total loans	$934,565	$17,374	$—	$—	$951,939

Off-balance sheet commitments	75,300	(6,430)	—	—	68,870

Total allowance for credit losses	$1,009,865	$10,944	$—	$—	$1,020,809

	Six Months Ended September 30, 2026
		Provision
		for
	Balance	(recovery of)			Balance
	March 31, 2026	credit losses	Charge-offs	Recoveries	September 30, 2026

Real estate loans:
Residential	$331,970	$(28,001)	$—	$—	$303,969
Multi-family	8,547	6,380	—	—	14,927
Commercial	325,335	28,254	—	—	353,589
Construction and land	31,272	(10,334)	—	—	20,938
Home equity line of credit (HELOC)	24,764	(2,965)	—	—	21,799
Commercial and industrial	53,101	516	—	—	53,617
Consumer	24,329	1,399	—	1,365	27,093

Total loans	799,318	(4,751)	—	1,365	795,932

Off-balance sheet commitments	71,974	9,902	—	—	81,876

Total allowance for credit losses	$871,292	$5,151	$—	$1,365	$877,808

	Six Months Ended September 30, 2025
		Provision
		for
		(recovery
	Balance	of)			Balance
	March 31, 2025	credit losses	Charge-offs	Recoveries	September 30, 2025
Real estate loans:
Residential	$377,680	$37,609	$—	$—	$415,289
Multi-family	7,254	(860)	—	—	6,394
Commercial	337,338	49,718	—	—	387,056
Construction and land	38,483	(7,411)	—	—	31,072
Home equity line of credit (HELOC)	23,949	4,302	—	—	28,251
Commercial and industrial	39,307	11,964	—	—	51,271
Consumer	29,021	3,585	—	—	32,606

Total loans	853,032	98,907	—	—	951,939

Off-balance sheet commitments	76,445	(7,575)	—	—	68,870

Total allowance for credit losses	$929,477	$91,332	$—	$—	$1,020,809

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans and consumer loans, by class at September 30, 2026 and March 31, 2026, follows. The years reported represent the Company’s fiscal year rather than the calendar year.

	Term Loans Amortized Cost Basis by Origination Year
	At September 30, 2026
	2027	2026	2025	2024	2023	Prior	Total
Multi-family
Risk rating:
Pass	$2,432,892	$—	$477,358	$—	$—	$336,595	$3,246,845
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$2,432,892	$—	$477,358	$—	$—	$336,595	$3,246,845

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$4,744,464	$5,798,108	$2,895,365	$3,321,218	$2,766,375	$9,324,622	$28,850,152
Special Mention	—	—	—	448,087	—		448,087
Substandard	—	—	—	—	—	1,339,025	1,339,025
Doubtful	—	—	—	—	—	—	—
Total	$4,744,464	$5,798,108	$2,895,365	$3,769,305	$2,766,375	$10,663,647	$30,637,264

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$386,897	1,036,382	$—	$—	$49,267	$111,177	$1,583,723
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$386,897	$1,036,382	$—	$—	$49,267	$111,177	$1,583,723

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$1,486,414	$2,098,909	$1,129,114	$180,804	$305,192	$1,316,330	$6,516,763
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	7,979	—	—	7,979
Doubtful	—	—	—	—	—	—	—
Total	$1,486,414	$2,098,909	$1,129,114	$188,783	$305,192	$1,316,330	$6,524,742

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	At March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
Multi-family
Risk rating:
Pass	$600,000	$483,814	$—	$—	$—	$746,450	$1,830,264
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$600,000	$483,814	$—	$—	$—	$746,450	$1,830,264

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating:
Pass	$5,895,965	$2,956,234	$3,823,854	$2,582,546	$5,693,228	$5,004,409	$25,956,236
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,351,832	1,351,832
Doubtful	—	—	—	—	—	—	—
Total	$5,895,965	$2,956,234	$3,823,854	$2,582,546	$5,693,228	$6,356,241	$27,308,068

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction and land
Risk rating:
Pass	$1,917,957	—	128,716	$53,100	$—	$—	$2,099,773
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total	$1,917,957	$—	$128,716	$53,100	$—	$—	$2,099,773

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$2,456,388	$1,481,377	$392,102	$321,364	$7,130	$1,638,390	$6,296,751
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	7,834	—	—	7,834
Doubtful	—	—	—	—	—	—	—
Total	$2,456,388	$1,481,377	$392,102	$329,198	$7,130	$1,638,390	$6,304,585

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

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

	Term Loans Amortized Cost Basis by Origination Year
	At September 30, 2026
	2027	2026	2025	2024	2023	Prior	Total
Residential real estate
Payment performance
Performing	$3,788,689	$4,838,590	$5,108,548	$5,065,991	$11,799,850	$35,819,034	$66,420,702
Nonperforming	—	—	—	—	—	129,624	129,624
Total	$3,788,689	$4,838,590	$5,108,548	$5,065,991	$11,799,850	$35,948,658	$66,550,326

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$784,934	$1,213,904	$472,538	$444,609	$1,115,488	$710,106	$4,741,579
Nonperforming	—	—	—	85,999	23,769	—	109,768
Total	$784,934	$1,213,904	$472,538	$530,608	$1,139,257	$710,106	$4,851,347

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$341,751	$333,847	$114,559	$254,802	$110,529	$56,274	$1,211,762
Nonperforming	—	—	—	—	—	—	—
Total	$341,751	$333,847	$114,559	$254,802	$110,529	$56,274	$1,211,762

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	At March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
Residential real estate
Payment performance
Performing	$5,799,061	$5,222,062	$5,223,155	$12,130,828	$21,443,140	$18,040,056	$67,858,302
Nonperforming	—	—	—	—	—	129,899	129,899
Total	$5,799,061	$5,222,062	$5,223,155	$12,130,828	$21,443,140	$18,169,955	$67,988,201

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Home Equity
Payment performance
Performing	$1,303,500	$913,692	$394,124	$1,475,181	$212,485	$531,105	$4,830,087
Nonperforming	—	—	87,932	23,846	—	—	111,778
Total	$1,303,500	$913,692	$482,056	$1,499,027	$212,485	$531,105	$4,941,865

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment performance
Performing	$367,168	$131,504	$336,504	$194,011	$44,521	$34,611	$1,108,319
Nonperforming	—	—	—	—	—	—	—
Total	$367,168	$131,504	$336,504	$194,011	$44,521	$34,611	$1,108,319

Current period gross charge-offs	$—	$—	$—	$1,366	$—	$—	$1,366

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three and six months ended September 30, 2026 and the year ended March 31, 2026.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2026 and March 31, 2026:

	September 30, 2026
							Total Loans >
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	Greater Past Due &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$568,013	$—	$—	$568,013	$65,982,313	$66,550,326	$—
Multi-family	—	—	—	—	3,246,845	3,246,845	—
Commercial	—	—	—	—	30,637,264	30,637,264	—
Construction and land	—	—	—	—	1,583,723	1,583,723	—
Home equity line of credit (HELOC)	109,769	—	—	109,769	4,741,578	4,851,347	—
Commercial and industrial	35,189	—	—	35,189	6,489,553	6,524,742	—
Consumer	—	—	—	—	1,211,762	1,211,762	—

Total	$712,971	$—	$—	$712,971	$113,893,038	$114,606,009	$—

	March 31, 2026
							Total Loans >
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total		Total Loans	Greater Past Due &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$188,678	$—	$129,899	$318,577	$67,669,624	$67,988,201	$—
Multi-family	—	—	—	—	1,830,264	1,830,264	—
Commercial	258,744	—	—	258,744	27,049,324	27,308,068	—
Construction and land	—	—	—	—	2,099,773	2,099,773	—
Home equity line of credit (HELOC)	—	—	23,846	23,846	4,918,019	4,941,865	—
Commercial and industrial	—	—	—	—	6,304,585	6,304,585	—
Consumer	—	—	—	—	1,108,319	1,108,319	—

Total	$447,422	$—	$153,745	$601,167	$110,979,908	$111,581,075	$—

The following table presents the amortized cost basis and collateral type of collateral dependent loans by class as of September 30, 2026 and March 31, 2026:

	Real	Business
September 30, 2026	estate	assets	Total
Real estate loans:
Residential	$129,624	$—	$129,624
Multi-family	—	—	—
Commercial	1,339,026	—	1,339,026
Construction and land	—	—	—
Home equity line of credit (HELOC)	109,769	—	109,769
Commercial and industrial	—	292,983	292,983
Consumer	—	—	—

	$1,578,419	$292,983	$1,871,402

	Real	Business
March 31, 2026	estate	assets	Total
Real estate loans:
Residential	$445,832	$—	$445,832
Multi-family	—	—	—
Commercial	1,351,832	—	1,351,832
Construction and land	—	—	—
Home equity line of credit (HELOC)	111,778	—	111,778
Commercial and industrial	—	296,926	296,926
Consumer	—	—	—

	$1,909,442	$296,926	$2,206,368

Nonaccrual loans were as follows at September 30, 2026 and March 31, 2026:

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
September 30, 2026	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$129,624	$—	$129,624
Home equity line of credit (HELOC)	109,769	—	109,769
Commercial and industrial	—	—	—
Consumer	—	—	—
Total nonaccrual loans	$239,393	$—	$239,393

	Nonaccrual Loans	Nonaccrual Loans
	Without an	With an	Total
March 31, 2026	Allowance	Allowance	Nonaccrual Loans
Real estate loans
Residential	$129,899	$—	$129,899
Home equity line of credit (HELOC)	23,846	87,932	111,778
Commercial and industrial	7,834	—	7,834
Consumer	—	—	—
Total nonaccrual loans	$161,579	$87,932	$249,511

No loans were modified during the three- and six-month period ended September 30, 2026 and September 30, 2025.

Note 4:Time Deposits

Time deposits in denominations of $250,000 or more were approximately $13,699,000 and $7,643,000 at September 30, 2026 and March 31, 2026, respectively.

At September 30, 2026, the scheduled maturities of time deposits were as follows:

September 30,
2026
Within one year	$33,069,618
One year to two years	5,990,383
Two years to three years	1,890,097
Three years to four years	3,921,685
Four years to five years	297,659
Thereafter	163,563
$45,333,005

At September 30, 2026 and March 31, 2026, the Company had one significant customer deposit account with a total deposit balance of approximately $4,632,000 and $5,617,000, respectively.

Note 5:Borrowings

There were no Federal Home Loan Bank (FHLB) advances at September 30, 2026. FHLB advances consisted of the following as of March 31, 2026:

	March 31, 2026
	Interest
	Rate	Amount
Scheduled to mature year ending March 31, 2027	3.82%	$3,834,000

The Company has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Company and a blanket pledge of approximately $66,680,000 and $69,030,000 of its qualifying mortgage assets as of September 30, 2026 and March 31, 2026, respectively. Based on this collateral, the Company was eligible to borrow up to a total of approximately $39,085,000 and $39,099,000 as of September 30, 2026 and March 31, 2026, respectively.

The Company had an available line of credit with the Federal Reserve Bank totaling $5,234,000 and $5,692,000, at September 30, 2026 and March 31, 2026, respectively. The line of credit was collateralized by a pledge of certain commercial loans totaling $10,411,000 and $11,244,000 as of September 30, 2026 and March 31, 2026, respectively. The Company had no outstanding borrowings on this line at September 30, 2026 and March 31, 2026.

The Company also has an available line of credit with United Bankers Bank totaling $5,000,000 at both September 30, 2026 and March 31, 2026. The Company had $154,000 and $0 in outstanding borrowings on this line at September 30, 2026 and March 31, 2026, respectively.

Note 6:Employee Stock Ownership Plan (ESOP)

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

Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $5,634 and $10,981 for the three- and six-month periods ended September 30, 2026 and $7,024 and $14,602 for the three- and six-month periods ended September 30, 2025. At September 30, 2026, there were 3,685 shares allocated to participants and 33,166 unallocated shares. The fair value of unallocated ESOP shares totaled $423,861 at September 30, 2026.

Note 7:Stock-Based Compensation

Under its equity incentive plan, the Company may grant stock options and restricted stock awards to certain officers, employees, and directors. This plan is administered by a committee of the Board of Directors. At September 30, 2026, approximately 68,436 shares were available for grant under the plan. A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

2026
Dividend Yield	0.00
Expected Volatility	29.60
Risk-free interest rate	3.92
Expected average life	6.5 years

The Company’s restricted stock activity as of September 30, 2026 is summarized below:

	Weighted Average Grant	Restricted Shares
Restricted Stock	Date Fair Value	Outstanding

Outstanding - March 31, 2026	$11.46	14,996
Granted	—	—
Forfeited	—	—
Outstanding - September 30, 2026	$11.46	14,996

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $8,665 and $17,235 in restricted stock expense during the three- and six-month periods ended September 30, 2026. At September 30, 2026, the Company had $147,435 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 5 years.

The following table summarizes information about the Company’s stock option activity for the six months ended September 30, 2026:

	Option		Weighted Average
	Shares	Weighted Average	Remaining	Aggregate
Stock Options	Outstanding	Exercise Price	Life (Years)	Intrinsic Value
Outstanding - March 31, 2026	50,008	$11.46	9.8	$12,634
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding- September 30, 2026	50,008	$11.46	9.3	$65,932
Exercisable - September 30, 2026	—	—	—	—

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $11,193 and $22,264 in stock option expense for the three and six months ended September 30, 2026. At September 30, 2026, the Company had $190,452 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 5 years.

Note 8:Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings (loss) per share calculations until they are committed to be released. Unvested restricted stock awards of 14,996 shares are excluded from weighted-average shares issued until they vest. Dilutive earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock), using the treasury stock method. Stock options and stock awards were excluded from the diluted EPS calculation as they were anti-dilutive. Presented below are the calculations for basic and diluted earnings per common share.

	Three months ended September 30,				Six months ended September 30,
	2026		2025		2026	2025

Net loss		$(67,694)		$(93,503)	$(69,202)	$(228,615)

Weighted-average shares issued		526,438		526,438	526,438	526,438
Less weighted-average unearned ESOP shares		32,002		33,844	32,235	34,077
Weighted-average shares outstanding (basic)		494,436		492,594	494,203	492,361
Diluted restricted award shares		—		—	—	—
Diluted restricted options		—		—	—	—
Weighted-average shares outstanding (diluted)		494,436		492,594	494,203	492,361

Loss per share
Basic		$(0.14)		$(0.19)	(0.14)	(0.46)
Diluted	$	N/A	$	N/A	N/A	N/A

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

The Bank elected to begin using the CBLR during the quarter ended December 31, 2024. The Bank’s CBLR was 9.8% and 9.6% as of September 30, 2026 and March 31, 2026, respectively.

As of September 30, 2026, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed this category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and March 31, 2026:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
U.S. Government agencies	$2,217,517	$—	$2,217,517	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	6,337,902	—	6,337,902	—
State and political subdivisions	7,816,453	—	7,816,453	—
Time deposits	220,576	—	220,576	—

March 31, 2026
U.S. Government agencies	$2,316,223	$—	$2,316,223	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	7,066,815	—	7,066,815	—
State and political subdivisions	8,592,851	—	8,592,851	—
Time deposits	470,538	—	470,538	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the six months ended September 30, 2026 and the year ended March 31, 2026.

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

Nonrecurring Measurements

There were no assets measured at fair value on a nonrecurring basis at September 30, 2026.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026.

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

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets as of September 30, 2026 and March 31, 2026 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
September 30, 2026
Financial assets:
Cash and cash equivalents	$1,978,588	$1,978,588	$1,978,588	$—	$—
Loans, net	113,524,399	106,369,389	—	—	106,369,389
Restricted stock	657,600	657,600	—	657,600	—
Bank owned life insurance	3,802,879	3,802,879	3,802,879	—	—
Accrued interest receivable	494,992	494,992	494,992	—	—

Financial liabilities:
Deposits	131,008,485	130,169,824	85,675,480	—	44,494,344
Fed Funds Purchased	154,000	154,000	154,000	—	—
Accrued interest payable	12,033	12,033	12,033	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and cash equivalents	$1,455,390	$1,455,390	$1,455,390	$—	$—
Loans, net	110,528,620	106,053,425	—	—	106,053,425
Restricted stock	728,200	728,200	—	728,200	—
Bank owned life insurance	3,733,511	3,733,511	3,733,511	—	—
Accrued interest receivable	476,985	476,985	476,985	—	—

Financial liabilities:
Deposits	124,549,781	124,268,640	83,205,504	—	41,063,136
FHLB advances	3,834,000	3,840,000	—	—	3,840,000
Accrued interest payable	25,640	25,640	25,640	—	—

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

Note 11: Subsequent Events

Following consultation with our legal counsel and performing a cost-benefit analysis, the Company determined not to pursue a claim receivable because the anticipated costs exceeded the expected benefit. It is likely that the Company will be writing-off the approximately $120,000 claim receivable in the quarter-ending December 31, 2026.

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

Comparison of Financial Condition at September 30, 2026 and March 31, 2026

Total Assets. Total assets were $144.2 million at September 30, 2026, an increase of $1.8 million, or 1.3%, from $142.4 million at March 31, 2026. The increase was due primarily to an increase in loans of $3.0 million and cash and cash equivalents of $523,000 during the six month period ended September 30, 2026, which was partially offset by a decrease of $1.8 million in available-for-sale securities during the six month period ended September 30, 2026.

Cash and Cash Equivalents. Cash and cash equivalents increased $523,000, or 35.9%, to $2.0 million at September 30, 2026 from $1.5 million at March 31, 2026. The increase in cash and cash equivalents came primarily from an increase in deposits of $6.5 million during the six month period ended September 30, 2026.

Investment Securities. Investment securities available for sale decreased $1.8 million, or 9.8%, to $16.6 million from $18.4 million at March 31, 2026. The decrease was primarily attributable to an increase of $1.1 million, or 26.8%, in the unrealized loss on available for sale securities and repayments of securities totaling $715,000 during the six months ended September 30, 2026.

Net Loans. Net loans increased $3.0 million, or 2.7%, to $113.5 million at September 30, 2026 from $110.5 million at March 31, 2026. During the six months ended September 30, 2026, loan originations totaled $15.8 million, comprised of $4.8 million of commercial real estate loans, $3.8 million of loans secured by one- to four-family residential real estate, $2.4 million of commercial and industrial loans, $1.8 million of multi-family loans, $1.7 million of construction and land loans and $920,000 in home equity lines of credit loans. Consumer loan originations totaled $76,000, of which $48,000 were auto loans.

During the six months ended September 30, 2026, commercial real estate loans increased $3.3 million, or 12.1%, to a total of $30.6 million at September 30, 2026, multi-family loans increased $1.4 million, or 77.4%, to a total of $3.2 million at September 30, 2026, commercial and industrial loans increased $220,000, or 3.5%, to a total of $6.5 million at September 30, 2026 and consumer loans increased $103,000, or 9.3%, to $1.2 million at September 30, 2026. These increases were partially offset by a decrease in residential real estate loans of $1.4 million, or 2.1%, to $66.6 million at September 30, 2026, a decrease in construction and land loans of $516,000, or 24.6%, to $1.6 million at September 30, 2026 and a decrease in home equity lines of credit of $91,000, or 1.9%, to $4.9 million at September 30, 2026.

The increase in the Company’s loan portfolio has been due to increased demand for commercial real estate lending in our market area. The Company’s strategy includes continuing to grow the loan portfolio, focusing on residential and commercial real estate loans.

Deposits. Deposits increased $6.5 million, or 5.2%, to $131.0 million at September 30, 2026 from $124.5 million at March 31, 2026. Core deposits (defined as all deposits other than certificates of deposit) increased $2.5 million, or 3.0%, to $85.7 million at September 30, 2026 from $83.2 million at March 31, 2026. Certificates of deposit increased $4.0 million, or 9.7%, to $45.3 million at September 30, 2026 from $41.3 million at March 31, 2026. The increase in core deposits was due primarily to a $2.1 million increase in business checking accounts and an increase of $495,000 in money market deposit accounts during the six month period ended September 30, 2026. This increase was partially offset by a decrease in savings accounts of $356,000 during the six month period ended September 30, 2026.

During the six months ended September 30, 2026, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits through increased marketing focused on building business relationships. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank and other borrowings. There were no advances from the Federal Home Loan Bank at September 30, 2026, a decrease of $3.8 million, or 100.0%, from the $3.8 million balance at March 31, 2026. Fed funds purchased increased $154,000, or 100.0%, from no fed funds purchased at March 31, 2026. The decrease in advances from the Federal Home Loan Bank was primarily due to the use of the increase in deposits to pay down advance funding.

Stockholders’ Equity. Stockholders’ equity decreased $887,000, or 7.2%, to $11.5 million at September 30, 2026, from $12.4 million at March 31, 2026. The decrease was due primarily to an increase of $868,000 in the tax-effected unrealized loss on available for sale securities at September 30, 2026, and the net loss of $69,000 for the six months ended September 30, 2026.

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

	For the Three Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$1,912	$20	4.18%	$1,860	$25	5.38%
Available-for-sale securities	21,969	96	1.75	27,710	119	1.72
Loans	112,561	1,493	5.31	110,220	1,403	5.09
Total interest-earning assets	136,442	1,609	4.72	139,790	1,547	4.43
Noninterest earning assets	8,367			7,896
Allowance for credit losses	(806)			(935)
Total assets	$144,003			$146,751

Interest-bearing liabilities:
Interest-bearing demand accounts	$24,032	1	0.02%	$26,654	2	0.03%
Savings accounts	21,426	38	0.71	21,524	31	0.58
Money market accounts	28,570	154	2.16	31,509	138	1.75
Certificates of deposit	43,607	383	3.51	35,146	331	3.77
Total interest-bearing deposits	117,635	576	1.96	114,833	502	1.75
Federal Home Loan Bank advances	3,511	36	4.10	10,247	117	4.57
Federal funds purchased	80	1	5.00	128	2	6.25
Total interest-bearing liabilities	121,226	613	2.02	125,208	621	1.98
Noninterest-bearing demand deposits	8,315			7,474
Other noninterest-bearing liabilities	2,037			2,012
Total liabilities	131,578			134,694
Total stockholders' equity	12,425			12,057
Total liabilities and stockholders' equity	144,003			146,751
Net interest income		$996			$926
Net interest rate spread (1)			2.70%			2.45%
Net interest-earning assets (2)	$15,216			$14,582
Net interest margin (3)			2.92%			2.65%
Average interest-earning assets to interest-bearing liabilities	112.55%			111.65%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income annualized divided by average total interest-earning assets.

	For the Six Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Interest-bearing deposits and other	$1,676	$40	4.77%	$1,766	$50	5.66%
Available-for-sale securities	22,207	195	1.76	27,900	239	1.71
Loans	112,103	2,951	5.26	109,129	2,759	5.06
Total interest-earning assets	135,986	3,186	4.69	138,795	3,048	4.39
Noninterest earning assets	8,483			7,861
Allowance for credit losses	(803)			(895)
Total assets	$143,666			$145,761

Interest-bearing liabilities:
Interest-bearing demand accounts	$24,491	4	0.03%	$27,416	4	0.03%
Savings accounts	21,597	75	0.69	21,409	52	0.49
Money market accounts	27,812	294	2.11	29,952	263	1.76
Certificates of deposit	42,149	740	3.51	34,732	658	3.79
Total interest-bearing deposits	116,049	1,113	1.92	113,509	977	1.72
Federal Home Loan Bank advances	4,696	93	3.96	10,176	234	4.60
Federal funds purchased	94	2	4.26	142	3	4.23
Total interest-bearing liabilities	120,839	1,208	2.00	123,827	1,214	1.96
Noninterest-bearing demand deposits	8,162			7,683
Other noninterest-bearing liabilities	2,193			2,172
Total liabilities	131,194			133,682
Total stockholders' equity	12,472			12,079
Total liabilities and stockholders' equity	143,666			145,761
Net interest income		$1,978			$1,834
Net interest rate spread (1)			2.69%			2.43%
Net interest-earning assets (2)	$15,147			$14,968
Net interest margin (3)			2.91%			2.64%
Average interest-earning assets to interest-bearing liabilities	112.53%			112.09%

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

	Three Months Ended September 30,
	2026 vs. 2025
	Increase (Decrease)		Total
	Due to:		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans, net	$1	$(6)	$(5)
Available-for-sale securities	(25)	2	(23)
Other interest-earning assets	30	60	90
Total interest-earning assets	6	56	62

Interest-bearing liabilities:
Interest-bearing demand accounts	0	(1)	(1)
Savings accounts	0	7	7
Money market accounts	(11)	27	16
Certificates of deposit	72	(20)	52
Total deposits	61	13	74
Federal Home Loan Bank advances	(70)	(11)	(81)
Federal funds purchased	(1)	0	(1)
Total interest-bearing liabilities	(10)	2	(8)

Change in net interest income	$16	$54	$70

	Six Months Ended September 30,
	2026 vs. 2025
	Increase (Decrease)		Total
	Due to:		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Other interest-earning assets	$(3)	$(7)	$(10)
Available-for-sale securities	(50)	6	(44)
Loans	77	115	192
Total interest-earning assets	24	114	138

Interest-bearing liabilities:
Interest-bearing demand accounts	0	0	0
Savings accounts	0	23	23
Money market accounts	(17)	48	31
Certificates of deposit	125	(43)	82
Total deposits	108	28	136
Federal Home Loan Bank advances	(112)	(29)	(141)
Fed funds purchased	(1)	0	(1)
Total interest-bearing liabilities	(5)	(1)	(6)

Change in net interest income	$29	$115	$144

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General. The Company reported a net loss of $68,000 for the three months ended September 30, 2026, a $26,000 decrease from the net loss of $94,000 for the three months ended September 30, 2025. The decrease in the net loss was primarily due to a $70,000, or 7.6%, increase in net interest income and a decrease of $27,000, or 242.8%, in the provision for credit losses to a recovery for credit losses, which was partially offset by a decrease of $48,000, or 34.0%, in noninterest income and an $18,000, or 42.9%, decrease in the benefit for income taxes.

Interest Income. Interest income increased $62,000, or 4.0%, for the three months ended September 30, 2026 and totaled $1.6 million for the three-month period ended September 30, 2026, compared to $1.5 million for the three-month period ended September 30, 2025. This increase was primarily attributable to a $90,000, or 6.4%, increase in loan interest income, which was partially offset by a $23,000, or 19.3%, decrease in interest on investment securities and a $5,000, or 20.0%, decrease in interest on interest-bearing deposits.

The average yield on loans increased by 22 basis points to 5.31% for the three months ended September 30, 2026 from 5.09% for the three months ended September 30, 2025, while the average balance of loans increased by $2.4 million, or 2.2%, during the three months ended September 30, 2026 compared to the average balance for the three months ended September 30, 2025. The increase in the average yield on loans reflects the increase in commercial real estate loans and multi-family loans and the decrease in 1-4 residential loans for the three-month period ended September 30, 2026 compared to the three-month period ended September 30, 2025, as commercial loans typically carry a higher interest rate than 1-4 residential loans. The Company also has several adjustable-rate commercial real estate loans which have adjusted upward following a five-year fixed interest rate period.

The average balance of investment securities decreased $5.7 million, or 20.6%, to $22.0 million for the three months ended September 30, 2026 from $27.7 million for the three months ended September 30, 2025, while the average yield on investment securities increased by three basis points to 1.75% for the three months ended September 30, 2026 from 1.72% for the three months ended September 30, 2025.

Interest income on interest-bearing deposits and other, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, decreased $5,000, or 20.0%, primarily due to a decrease in the yield of 120 basis points, to 4.18%, for the three month period ended September 30, 2026 from 5.38% for the three months ended September 30, 2025. This decrease in yield was partially offset by an increase in the average balance of interest-bearing deposits and other of $52,000, or 2.8%, for the three months ended September 30, 2026. The average balance of interest-bearing deposits and other was $1.9 million for both three-month periods ended September 30, 2026 and 2025.

Interest Expense. Total interest expense decreased $8,000, or 1.3%, to $613,000 for the three-month period ended September 30, 2026, compared to $621,000 for the three-month period ended September 30, 2025. Interest expense on deposits increased $74,000, or 14.7%, due primarily to an increase of 21 basis points in the average cost of deposits to 1.96% for the three months ended September 30, 2026 from 1.75% for the three months ended September 30, 2025 and an increase of $2.8 million, or 2.4%, in the average balance of interest-bearing deposits to $117.6 million for the three months ended September 30, 2026 from $114.8 million for the three months ended September 30, 2025.

Interest expense on borrowings decreased $82,000, or 68.9%, to $37,000 for the three month period ended September 30, 2026 compared to $119,000 for the three month period ended September 30, 2025. The decrease was primarily due to a decrease of $6.8 million, or 65.4%, in the average balance outstanding for the three month period ended September 30, 2026, to $3.6 million from $10.4 million for the three months ended September 30, 2025 and a 47 basis point decrease in the weighted-average rate, to 4.11%, for the three months ended September 30, 2026 compared to 4.58% for the three months ended September 30, 2025.

Net Interest Income. Net interest income increased $70,000 or 7.6%, to $996,000 for the three months ended September 30, 2026 compared to $926,000 for the three months ended September 30, 2025. The increase reflected an increase in the net interest margin to 2.92% for the three months ended September 30, 2026 from 2.65% for the three months ended September 30, 2025. There was an increase of 25 basis points in the interest rate spread to 2.70% for the three months ended September 30, 2026 from 2.45% for the three months ended September 30, 2025, while the average interest-earning assets to interest-bearing liabilities ratio increased to 112.55% at September 30, 2026 from 111.65% at September 30, 2025.

Provision for (Recovery of) Credit Losses. The Company recorded a recovery of credit losses of $16,000, for the three months ended September 30, 2026, compared to a provision for credit losses of $11,000 for the three months ended September 30, 2025. The allowance for credit losses on loans was $796,000 at September 30, 2026, a decrease of $3,000, or 0.4%, compared to $799,000 at March 31, 2026. The allowance for credit losses on off-balance sheet commitments was $82,000 at September 30, 2026, an increase of $10,000, or 13.9%, compared to $72,000 at March 31, 2026. The allowance for credit losses on loans represented 0.69% of total loans at September 30, 2026 compared to 0.72% of total loans at March 31, 2026.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. Nonaccrual loans totaled $239,000 at September 30, 2026, compared to $250,000 in nonaccrual loans at March 31, 2026. Classified loans totaled $2.0 million at both September 30, 2026 and March 31, 2026. Total loans past due greater than 30 days totaled $713,000 at September 30, 2026, compared to $601,000 at March 31, 2026.

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

Noninterest Income. Noninterest income totaled $93,000 for the three months ended September 30, 2026, a decrease of $48,000, or 34.0%, from $141,000 for the three months ended September 30, 2025. The decrease was attributable primarily to a $45,000, or 86.5%, decrease in other income, a $4,000, or 8.9%, decrease in service fees on deposits, and a $3,000, or 30%, decrease in late charges and fees on loans. These decreases were partially offset by a $3,000, or 9.4%, increase in the cash surrender value of life insurance.

The decrease in other income was primarily due to the one-time receipt of $44,000 from the recoupment of legal fees and fees received from a previously charged-off loan customer during the three month period ended September 30, 2025 which did not, and was not expected to, recur in the three month period ended September 30, 2026.

Noninterest Expense. Noninterest expense increased $4,000 and totaled $1.2 million for both three month periods ended September 30, 2026 and 2025. The increase was due primarily to a $21,000, or 17.5%, increase in professional services, a $13,000, or 2.4%, increase in salaries and employee benefits, and a $10,000, or 7.5%, increase in occupancy and equipment expense. These increases were partially offset by a decrease of $27,000, or 18.1%, in other expenses, a decrease of $6,000, or 20.0%, in directors’ fees, a decrease of $4,000, or 19.0%, in advertising, and a $3,000, or 1.9%, decrease in data processing fees.

Income Taxes. The Company’s income tax benefit decreased by $18,000, or 42.9%, with a benefit provision of $24,000 for the three months ended September 30, 2026, compared to a benefit provision of $42,000 for the three months ended September 30, 2025. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period. The effective tax rate was (26.1)% and (31.1)% for the three months ended September 30, 2026 and 2025, respectively.

Comparison of Operating Results for the Six Months Ended September 30, 2026 and 2025

General. The Company reported a net loss of $69,000 for the six months ended September 30, 2026, a $160,000 decrease from the net loss of $229,000 for the six months ended September 30, 2025. The decrease in the net loss was primarily due to a $144,000, or 7.9%, increase in net interest income and a decrease of $86,000, or 94.5%, in the provision for credit losses, which was partially offset by a $57,000, or 62.0%, decrease in the benefit for income taxes and a decrease of $43,000, or 18.5%, in noninterest income.

Interest Income. Interest income increased $138,000, or 4.5%, for the six months ended September 30, 2026 and totaled $3.2 million for the six-month period ended September 30, 2026, compared to $3.0 million for the six-month period ended September 30, 2025. This increase was primarily attributable to a $192,000, or 7.0%, increase in loan interest income, which was partially offset by a $44,000, or 18.4%, decrease in interest on investment securities and a $10,000, or 20.0%, decrease in interest on interest-bearing deposits.

The average yield on loans increased by 20 basis points to 5.26% for the six months ended September 30, 2026 from 5.06% for the six months ended September 30, 2025, while the average balance of loans increased by $3.0 million, or 2.7%, during the six months ended September 30, 2026 compared to the average balance for the six months ended September 30, 2025. The increase in the average yield on loans reflects the increase in commercial real estate loans and multi-family loans and the decrease in 1-4 residential loans for the six-month period ended September 30, 2026 compared to the six-month period ended September 30, 2025, as commercial loans typically carry a higher interest rate than 1-4 residential loans. The Company also has several adjustable-rate commercial real estate loans which have adjusted upward following a five-year fixed interest rate period.

The average balance of investment securities decreased $5.7 million, or 20.4%, to $22.2 million for the six months ended September 30, 2026 from $27.9 million for the six months ended September 30, 2025, while the average yield on investment securities increased by five basis points to 1.76% for the six months ended September 30, 2026 from 1.71% for the six months ended September 30, 2025.

Interest income on interest-bearing deposits and other, comprised primarily of overnight deposits and stock in the Federal Home Loan Bank, decreased $10,000, or 20.0%, primarily due to a decrease in the yield of 89 basis points, to 4.77%, for the six month period ended September 30, 2026 from 5.66% for the six months ended September 30, 2025 and a decrease in the average balance of interest-bearing deposits and other of $90,000, or 5.1%, for the six months ended September 30, 2026 to $1.7 million from $1.8 million for the six months ended September 30, 2025.

Interest Expense. Total interest expense decreased $6,000, or 0.5%, and totaled $1.2 million for both six-month periods ended September 30, 2026 and 2025. Interest expense on deposits increased $136,000, or 13.9%, due primarily to an increase of 20 basis points in the average cost of deposits to 1.92% for the six months ended September 30, 2026 from 1.72% for the six months ended September 30, 2025 and an increase of $2.5 million, or 2.2%, in the average balance of interest-bearing deposits to $116.0 million for the six months ended September 30, 2026 from $113.5 million for the six months ended September 30, 2025.

Interest expense on borrowings decreased $142,000, or 59.9%, to $95,000 for the six-month period ended September 30, 2026 compared to $237,000 for the six-month period ended September 30, 2025. The decrease was primarily due to a decrease of $5.5 million, or 53.4%, in the average balance outstanding for the six-month period ended September 30, 2026, to $4.8 million from $10.3 million for the six months ended September 30, 2025 and a 62 basis point decrease in the weighted-average rate, to 3.97%, for the six months ended September 30, 2026 compared to 4.59% for the six months ended September 30, 2025.

Net Interest Income. Net interest income increased $144,000 or 7.9%, to $2.0 million for the six months ended September 30, 2026 compared to $1.8 million for the six months ended September 30, 2025. The increase reflected an increase in the net interest margin to 2.91% for the six months ended September 30, 2026 from 2.64% for the six months ended September 30, 2025. There was an increase of 26 basis points in the interest rate spread to 2.69% for the six months ended September 30, 2026 from 2.43% for the six months ended September 30, 2025, while the average interest-

earning assets to interest-bearing liabilities ratio increased to 112.53% at September 30, 2026 from 112.09% at September 30, 2025.

Provision for (Recovery of) Credit Losses. The Company recorded a provision for credit losses of $5,000, for the six months ended September 30, 2026, compared to a provision for credit losses of $91,000 for the six months ended September 30, 2025. The allowance for credit losses on loans was $796,000 at September 30, 2026, a decrease of $3,400, or 0.4%, compared to $799,000 at March 31, 2026. The allowance for credit losses on off-balance sheet commitments was $82,000 at September 30, 2026, an increase of $10,000, or 13.9%, compared to $72,000 at March 31, 2026. The allowance for credit losses on loans represented 0.69% of total loans at September 30, 2026 compared to 0.72% of total loans at March 31, 2026.

The determination of the adequacy of the allowance for credit losses included consideration of the balances of nonperforming loans, delinquent loans and net charge-offs in both periods. Nonaccrual loans totaled $239,000 at September 30, 2026, compared to $250,000 in nonaccrual loans at March 31, 2026. Classified loans totaled $2.0 million at September 30, 2026, compared to $1.6 million at March 31, 2026. Total loans past due greater than 30 days totaled $713,000 at September 30, 2026, compared to $601,000 at March 31, 2026.

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

Noninterest Income. Noninterest income totaled $189,000 for the six months ended September 30, 2026, a decrease of $43,000, or 18.5%, from $232,000 for the six months ended September 30, 2025. The decrease was attributable primarily to a $43,000, or 71.7%, decrease in other income and a $6,000, or 6.9%, decrease in service fees on deposits, which were partially offset by a $6,000, or 9.5%, increase in the cash surrender value of life insurance.

The decrease in other income was primarily due to the one-time receipt of $44,000 from the recoupment of legal fees and fees received from a previously charged-off loan customer during the six-month period ended September 30, 2025 which did not, and was not expected to, recur in the six-month period ended September 30, 2026.

Noninterest Expense. Noninterest expense decreased $28,000 and totaled $2.3 million for both six-month periods ended September 30, 2026 and 2025. The decrease was due primarily to a $19,000, or 9.4%, decrease in professional services, a $12,000, or 4.5%, decrease in other expenses, and an $11,000, or 18.3%, decrease in directors’ fees. This decrease was partially offset by an increase of $9,000, or 3.3%, in occupancy and equipment, an increase of $8,000, or 0.7%, in salaries and employee benefits, a $3,000, or 8.3%, increase in FDIC insurance premiums and a $2,000, or 4.2%, increase in franchise taxes.

Income Taxes. The Company’s income tax benefit decreased by $57,000, or 62.0%, with a benefit provision of $35,000 for the six months ended September 30, 2026, compared to a benefit provision of $92,000 for the six months ended September 30, 2025. The tax benefit provision and effective tax rates reflect the Company’s nontaxable interest income in each period. The effective tax rate was (33.7)% and (28.7)% for the six months ended September 30, 2026 and 2025, respectively.

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

The board of directors delegates the responsibility for interest rate risk management to the asset/liability management committee consisting of the Company’s executive officers. The asset/liability management committee provides quarterly reports to the board of directors. If an exception to the interest rate risk policy tolerance limits arises, the asset/liability management committee documents and communicates it to the board of directors at its next scheduled meeting along with a recommended course of action to address the exception consistent with established policy and guidelines.

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

We maintain uninsured deposits that exceed the Federal Deposit Insurance Corporation insurance limit. Senior management reviews uninsured deposit balances monthly to manage any risks due to fluctuations in the balances of uninsured deposits. We do not maintain any internal policy limits on concentrations in uninsured deposits in total or by type of depositor. We may accept brokered deposits up to an internal policy limit of 15% of total assets from brokers approved by the board of directors. Before a broker is approved by the board of directors, we conduct financial analysis and due diligence on the broker. We had brokered deposits of $3.8 million at September 30, 2026.

We sell one-to-four family residential mortgage loans that meet the purchase criteria to the Federal Home Loan Bank of Cincinnati. We primarily sell these loans to mitigate our interest rate risk exposure.

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

The following table sets forth, as of September 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within the policy limits established by our board of directors except that the decrease in EVE at the positive 200 and 300 basis point levels exceeded policy limits of 15% and 25%, respectively.

At September 30, 2026
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
		(Decrease) in			Increase
		EVE			(Decrease)
Change in Interest	Estimated				(basis
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)

		(Dollars in thousands)
300	$15,552	$(5,496)	(26.11)%	12.35%	(283)
200	$17,400	$(3,648)	(17.33)%	13.39%	(179)
100	$19,809	$(1,239)	(5.88)%	14.76%	(42)
Level	$21,048	—	—%	15.18%	—
(100)	$21,941	$893	4.24%	15.33%	15
(200)	$22,323	$1,275	6.06%	15.17%	(2)
(300)	$22,117	$1,069	5.08%	14.66%	(52)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2026, we would have experienced a 17.33% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 6.06% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The table sets forth, as of September 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At September 30, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
300	$4,024	(6.19)%
200	$4,144	(3.41)%
100	$4,313	0.54%
Level	$4,290	—
(100)	$4,246	(1.01)%
(200)	$4,061	(5.33)%
(300)	$3,782	(11.84)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One basis point equals 0.01%.

The table above indicates that as of September 30, 2026, we would have experienced a 3.41% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 5.33% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rate.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and a correspondent bank. At September 30, 2026, we had the ability to borrow up to $46.5 million from the Federal Home Loan Bank of Cincinnati, based on our gross collateral capacity, under a collateral pledge facility. At September 30, 2026, we had no outstanding advances and a $7.4 million standby letter of credit under this facility. At September 30, 2026, we had no outstanding borrowings from the Federal Reserve Bank of Cleveland, but had the capacity to borrow up to $5.2 million. At September 30, 2026, we had the ability to borrow up to $5 million from the correspondent bank. We had $154,000 outstanding on this line as of September 30, 2026.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the six month period ended September 30, 2026, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of approximately $523,000. Net cash used in operating activities amounted to $4,900, net cash used in investing activities amounted to $2.2 million, and net cash provided by financing activities amounted to $2.8 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Monroe Federal Bancorp is a separate legal entity from Monroe Federal Savings and Loan Association and must provide for its own liquidity to fund its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Monroe Federal Bancorp is governed by applicable regulations. At September 30, 2026, Monroe Federal Bancorp (on an unconsolidated basis) had liquid assets of $1.5 million.

At September 30, 2026, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 9 to the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements. At September 30, 2026, we had $20.7 million of outstanding commitments, consisting of $3.6 million in commitments to originate loans and $17.1 million of undisbursed funds on previously originated loans. At September 30, 2026, certificates of deposit that are scheduled to mature on or before September 30, 2027, totaled $33.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and six month periods ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

MONROE FEDERAL BANCORP, INC.

/s/ Charles G. Brown III
Date: November 13, 2026	Charles G. Brown III
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 13, 2026	/s/ Lisa M. Bird
Lisa M. Bird
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer